Form 10QSB
period 1995-06-30
MEDICAL DYNAMICS INC
filed 1995-08-14
CIK 216540

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------

                          MEDICAL DYNAMICS, INC.
            ----------------------------------------------------
            Exact name of Registrant as specified in its charter


         COLORADO                                          84-0631765
         --------                                        ------------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization                            Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                   80112
--------------------------------------                   --------
Address of principal executive offices                   Zip Code


Registrant's telephone number, including area code:  303-790-2990
                                                     ------------

Former name, former address and former fiscal year, if changed since last report: NA

Indicate by check mark whether the Registrant (1) has filed an annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ---      ---
The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995 is 6,869,511 shares, $.001 par value.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                            June           September
                                                 30, 1995         30, 1994
                                                ----------     -----------
CURRENT ASSETS
     Cash and cash equivalents                  $  573,400      $1,151,600
     Short term investments                        520,000       1,010,500
     Trade receivables, less
       allowance for doubtful
       accounts of $55,000 and $55,000             379,100         457,800
     Note receivable - Micro Medical                90,000              --
     Inventories, net of allowance
       for obsolescence of $155,000
       and $100,000 (Note 3)                     1,091,700         984,300
     Prepaid expenses                               23,100          34,300
                                                ----------     -----------
       Total Current Assets                     $2,677,300      $3,638,500
                                                ----------     -----------

EQUIPMENT
     Loaner equipment                           $  701,700      $  704,800
     Machinery and equipment                       333,100         325,300
     Furniture and fixtures                        268,900         266,000
     Leasehold improvements                         54,500          54,500
                                                ----------     -----------
                                                $1,358,200      $1,350,600

       Less accumulated deprecia-
          tion and amortization                 (1,183,500)     (1,063,300)
                                                ----------     -----------
                                                $  174,700      $  287,300
                                                ----------     -----------

OTHER ASSETS
  Patents, patents pending and
       trademarks, net of accumulated
       amortization of $583,600
       and $559,700                             $  187,800      $  299,000
     Other                                         151,900         142,700
                                                ----------     -----------
                                                $  339,700      $  441,700
                                                ----------     -----------
                                                $3,191,700      $4,367,500
                                                ----------     -----------
                                                ----------     -----------


                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   June         September
                                                 30, 1995       30, 1994
                                                -----------    -----------

CURRENT LIABILITIES
     Accounts payable                           $   167,200    $   161,900
     Accrued expenses                                39,000         60,200
     Product warranty costs                          25,000         50,000
     Accrued royalties                               60,000         90,000
                                                -----------    -----------
     Total Current Liabilities                  $   291,200    $   362,100
                                                -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001
       par value; authorized
       5,000,000 shares; none
       issued and outstanding                   $        --    $        --
     Common stock, $.001 par
       value; authorized
       15,000,000 shares;
       issued 6,885,411
       and 6,885,411 shares                           6,900          6,900
     Additional paid-in capital                  16,575,500     16,575,500
     Accumulated deficit                        (13,602,600)   (12,497,700)
                                                -----------    -----------
                                                $ 2,979,800    $ 4,084,700
                                                -----------    -----------
     Treasury stock at cost
     15,900 shares                                  (79,300)       (79,300)
                                                -----------    -----------
                                                $ 2,900,500    $ 4,005,400
                                                -----------    -----------
                                                $ 3,191,700    $ 4,367,500
                                                -----------    -----------
                                                -----------    -----------



                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Quarter ended                          Nine months
                                      June 30,                           ended June 30,
                                -----------------------               ----------------------
                                1995               1994               1995              1994
                                ----               ----               ----              ----
Net sales                    $  331,500        $   352,600         $  920,600       $ 1,068,600
 Cost of goods sold             309,900            297,200            824,000           820,000
                              ----------        -----------        -----------      -----------
    Gross profit             $   21,600        $    55,400         $   96,600       $   248,600
                              ----------        -----------        -----------      -----------
Other operating
  revenue                    $   18,700        $    26,900         $   67,800       $    87,600
                              ----------        -----------        -----------      -----------
Operating expenses:
  Selling, general
    and adminis-
    trative                  $  413,200        $   393,000        $ 1,240,400       $ 1,306,300
  Research and
    development                  39,000             54,300            109,800            96,400
                              ----------        -----------        -----------      -----------
                             $  452,200        $   447,300        $ 1,350,200       $ 1,402,700
                              ----------        -----------        -----------      -----------
   Operating (loss)          $ (411,900)       $  (365,000)       $(1,185,800)      $(1,066,500)
                              ----------        -----------        -----------      -----------
Financial income
  (expense):
  Interest income                13,800             18,000             81,000            37,700
  Interest expense                   --             (1,400)                --           (27,000)
                              ----------        -----------        -----------      -----------
                             $   13,800        $    16,600        $    81,000       $    10,700
                              ----------        -----------        -----------      -----------
(Loss) before
  income taxes               $ (398,100)       $  (348,400)       $(1,104,800)      $(1,055,800)

Income tax expense
  (Note 2)                           --                 --                 --                --
                              ----------        -----------        -----------      -----------
Net (loss)                   $ (398,100)       $  (348,400)       $(1,104,800)      $(1,055,800)
                              ----------        -----------        -----------      -----------
                              ----------        -----------        -----------      -----------
Fully diluted loss
  per share (Note 1)

Net (loss) per share         $     (.06)       $      (.05)       $      (.16)     $      (.16)
                              ----------        -----------        -----------      -----------
                              ----------        -----------        -----------      -----------




                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months ended June 30,
                                                 ------------------------------
                                                     1995               1994
                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                     $(1,104,800)       $(1,055,800)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:

     Depreciation and
      amortization                                   205,800            244,800
     Gain on sale of loaner
      equipment                                      (29,500)           (36,400)
     Change in assets and liabilities:
      Decrease in accounts receivable                 62,700            188,300
      Decrease in trade
       notes receivable                               16,000                 --
      (Increase) Decrease in
       inventories                                  (162,400)           119,400
      Increase in reserve for
       inventory obsolescence                         55,000                 --
      Decrease in other assets                        25,900              2,600
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs                    (91,800)          (384,500)
                                                 -----------        -----------
Net cash (used in)
 operating activities                            $(1,023,100)       $  (921,600)
                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                              $    21,600        $    64,900
  Note advances to
   Micro-Medical Devices                             (90,000)                --
  Changes in other assets                             33,500            (32,100)
  Sale of investments                                490,500                 --
  Purchase of equipment                              (10,700)            (5,100)
                                                 -----------        -----------
Net cash provided by
 investing activities                            $   444,900        $    27,700
                                                 -----------        -----------


                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                 Nine months ended June 30,
                                              --------------------------------
                                                     1995              1994
                                                    ------            ------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common
   stock arising from exercise
   of options                                    $        --        $    68,700
  Proceeds from stock offerings                           --          2,602,800
  Note payment to officer                                 --           (257,200)
Net cash provided by
  financing activities                           $        --        $ 2,414,300
                                                 -----------        -----------
(Decrease) Increase in cash
  and cash equivalents                           $  (578,200)       $ 1,520,400

Cash and cash equivalents:

  Beginning                                        1,151,600            674,900
                                                 -----------        -----------
  Ending                                         $   573,400        $ 2,195,300
                                                 -----------        -----------
                                                 -----------        -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period
  for interest                                  $        --         $     7,900
                                                 -----------        -----------
                                                 -----------        -----------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable to officer reduced by
  unearned prepaid interest                     $        --         $    82,800
                                                 -----------        -----------
                                                 -----------        -----------
Loaner equipment transferred
  from inventory                                $        --         $    17,900
                                                 -----------        -----------
                                                 -----------        -----------


                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.        MANAGEMENT ADJUSTMENTS

               Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1994 Form 10-KSB. The results of operations for the periods ended June 30, 1995 and June 30, 1994 are not necessarily indicative of operating results for the full years.

               The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

               For the nine months ended June 30, 1995 and 1994, both primary and fully-diluted earnings per share are calculated based upon 6,869,511 and 6,429,597, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive. At June 30, 1995 and 1994, the Registrant had 1,134,050 and 952,968, respectively, common stock options outstanding.


NOTE 2.        INCOME TAXES

               Under the provisions of the Internal Revenue Code, the Registrant has available net operating loss and business tax credit carryforwards of approximately $13,000,000 and $188,000, respectively, which expire in varying amounts from 1995 through 2009.

               The net operating loss and business tax credit carryforwards described above give rise to a deferred tax asset of approximately $5,000,000. This asset is recorded net of a valuation allowance of the same amount, therefore no amounts are reflected in the accompanying balance sheet.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 3.  INVENTORIES

               Inventories consist of the following at June 30, 1995 and September 30, 1994:


                                               March 31,         September 30,
                                                  1995                 1994
                                                  ----                 ----
Raw materials, purchased and
  replacement parts                            $  556,300           $  537,700
Finished goods                                    612,900              525,700
Work in process                                    77,500               23,900
Allowance for obsolescence                       (155,000)            (100,000)
                                               ----------           ----------
                                               $1,091,700           $  984,300
                                               ----------           ----------
                                               ----------           ----------

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


               FINANCIAL CONDITION.  (June 30, 1995 as compared to September 30,
1994) During the nine months ended June 30, 1995, the Registrant's net working capital decreased approximately $890,300, due primarily to the use of cash in operations and the resulting operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

               Principal changes in the components of net working capital for the nine months ended June 30, 1995 consist of a decrease in accounts receivable by $81,100, a net increase in notes receivable of approximately $74,000 (trade collections of $16,000 and Micro-Medical advances of $90,000), an increase in inventory levels by $162,400 (excluding allowance adjustments), net purchases and sales of short term investments with maturities of 60 days or less of $490,500, a reduction in prepaid expenses of $11,200, and a reduction in current liabilities by $70,900.

               During the nine months ended June 30, 1995, the Registrant experienced a negative cash flow from operations of approximately $1,023,100 as compared to a negative cash flow from operations of approximately $921,600 during the comparable period of the prior fiscal year. The aggregate increase in cash used for operations during FY 1995 versus FY 1994 was a result of the following factors: Cash of $162,400 was used in FY 1995 to increase inventory levels in anticipation of expected future sales, where during FY 1994 the Company reduced inventory by the amount of $119,400. Accounts payable, accrued expenses and product warranty costs were reduced during FY 1995 and FY 1994 requiring cash outlays of $91,800 and $384,500 respectively. Trade accounts and notes receivable cash collections totalled $78,700 during FY 1995 versus cash collections of $188,300 during FY 1994.

                To curtail operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing all expense accounts and will reduce or eliminate all non-essential expenditures. Purchasing procedures have also been implemented to minimize product cost and avoid excess inventory levels. A distribution agreement signed with Micro Medical Devices, Inc. will allow the Company more flexibility in matching inventory requirements and purchases with currently anticipated sales, thereby reducing inventory carrying costs. This agreement is described more fully in part II, item 5. Management of the Registrant is also continuing to seek OEM customers for all product lines.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)



               The Company entered into a revised license agreement with Dr. Adair in an effort to reduce patent maintenance costs and other associated costs. The Company entered into the distribution agreement with Micro Medical Devices, Inc. in order to reduce the capital investment required for new products. These agreements are discussed more fully in part II, item 5.

               Without significant sales increases, the Registrant anticipates negative cash flow from operations for fiscal 1995 and beyond. The Registrant's future viability depends on its ability to generate cash to fund it's operations. In the short term, this was accomplished through equity placements during fiscal 1994, and in previous fiscal years through loans from the company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability during the remainder of fiscal 1995, the Registrant may be facing significant working capital shortages beginning in fiscal year 1996. There can be no assurance that the Company will be able to achieve this goal.

               The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time. If, however, the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

               RESULTS OF OPERATIONS. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the nine months ended June 30, 1995 and 1994 and the percentage changes in those items for the same years.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


              As a percent of
              total revenue
               for the nine
               month period                                      Percentage
              Ended June 30,                                    change from
            -----------------                                  the prior years
            1995         1994        Revenue/Expense Items    comparable period
          -------      -------       ---------------------    -----------------
          100.0%       100.0%        Net sales                       (13.8%)
           89.5%        76.7%        Cost of goods                     +.5%
           10.5%        23.3%        Gross profit                    (61.1%)
            7.4%         8.2%        Other operating revenue         (22.6%)
          134.7%       122.2%        Selling, general and admin       (5.0%)
           11.9%         9.0%        Research and development        +13.9%
         (128.8%)      (99.8%)       Operating (loss)                (11.2%)
            8.8%        (1.0%)       Other income/(expense)         +656.1%
         (120.0%)      (98.8%)       Net (loss)                       +4.6%


     REVENUE. Total Sales for the nine months ended June 30, 1995 and 1994 were $920,600 and $1,068,600, respectively, for a decrease of approximately $148,000 or 13.8%. Domestic, non-OEM sales accounted for 53% and 46% of sales, foreign sales accounted for 36% and 33% of total sales, and OEM sales accounted for 11% and 21% of the total sales for the comparable periods ended June 30, 1995 and 1994, respectively.

     Total domestic, non-OEM sales for the nine months ended June 30, 1995 and 1994 were $489,200 and $488,800, respectively, remaining flat with a slight increase of $400. The Registrant believes that the capital equipment market will rebound somewhat during the remainder of fiscal 1995 due to both the deferral of the Health Plan and hospitals needing to replace outdated endoscopy equipment, but is currently taking steps to introduce products such as the Universal Sterile Endoscopy System-TM- and Coupler/Drape-TM- in the final quarter of the fiscal 1995 which will address the combined issues of cost and sterility that plague the capital tight hospital market, but no assurances of the success of that strategy can be given.

     Foreign sales for the nine months ended June 30, 1995 and 1994 were $335,200 and $352,700, respectively, for a decrease of $17,500 or 5%. This decrease is due primarily to one time shipments of demonstrator equipment during fiscal 1994. Foreign sales continue to increase as an overall percentage of total sales due to the continuation and expansion of relationships with master distributors in Latin America, Japan, and Europe. The Registrant expects continued expansion of the foreign distribution network as evidenced by the addition of distributors in countries such as Hong

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


Kong / China, South Korea, and Saudi Arabia. It is expected that an eventual increase in revenues will be provided from these distributors as they become established, although no assurances can be given as to the success of those efforts.

     Total OEM sales for the nine months ended June 30, 1995 and 1994 were $96,200 and $227,100, respectively, for a decrease of $130,900 or 58%. This reduction is primarily attributable to the Registrants shipments to Endosurgical Development Corporation (EDC) decreasing for the comparable nine month periods. The Registrant is attempting to replace the OEM base lost during fiscal 1992 by expanding existing business with current OEM customers such as EDC, and cultivating new relationships that are in the beginning stages of sales such as J&J Professional, Inc. (Codman), and Origin Medsystems, Inc., a subsidiary of the Eli Lilly Company. The Registrant expects to expand revenues from all of these OEM customers as well as attempt to add others in the areas of general laparoscopy, arthroscopy, cardiovascular surgery, dental endoscopy, as well as add a national distributor for the Registrants Lap-Wrap product although no assurances can be given as to the success of those efforts.


     COST OF GOODS SOLD. Cost of goods sold for the nine months ended June 30, 1995 and 1994 were $824,000 and $820,000, respectively, for a slight increase of approximately $4,000 or .5%. Cost of goods sold as a percent of sales were 89.5% and 76.7%, respectively, for the same periods. The increase as a percent of sales is mainly due to lower production volumes and charging excess overhead (excess manufacturing capacity) to cost of goods sold. Varying sales mixes and sales discounts allowed OEM and foreign distributors are additional factors contributing to the cost of sales percentage increase. Under utilized overhead variances will continue to adversely affect cost of goods sold as a percentage of net sales until such time that the Registrant increases its sales and production volume or takes additional steps to reduce its fixed costs currently included in overhead.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A). SG&A for the nine months ended June 30, 1995 and 1994 were $1,240,400 and $1,306,300, respectively, for a decrease of approximately $65,900 or 5.0%. The decrease is primarily due to cost cutting measures instituted by Management and precipitated by lower sales and production values. The nine months ended June 1995 also includes a non-cash expense charge of approximately $78,600 related to the writeoff of certain patents and deferred patent costs management

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

has deemed either non-productive or which fall under the scope of technology which reverts to Dr. Edwin Adair per the terms of the amended and restated license agreement (see part II, item 5 below). The registrant continues to reduce or eliminate expenses in all areas when practical.

     Research and development costs for the nine months ended June 30, 1995 and 1994 were $109,800 and $96,400, respectively, for an increase of approximately $13,400 or 13.9%. A significant portion of this increase is related to development of the camera portion of the USES system along with development work on a new digital, soakable head camera labeled the 5980, as well as additional research and development on the Optical Catheter System-TM- and Lap-Wrap-TM-products. The Registrant will continue to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

                           PART II - OTHER INFORMATION


ITEM 5.        OTHER INFORMATION.

LICENSE AGREEMENT WITH DR. ADAIR.

     Medical Dynamics, Inc. ("MEDY") entered into a license agreement in June 1987, by which its Chairman licensed the use of technology he had developed to MEDY. This agreement has been modified from time-to-time by adding new technology developed by Dr. Adair and changing certain of the provisions. Originally, the agreement licensed technology relating to certain malleable endoscopes, flexible optical catheters, the Adair-Veress-TM- needle and complementing viewing systems for use in connection with detection, diagnosis and treatment of disease or injury in humans and animals. MEDY used this technology to develop the Model 5990 Optical Catheter System-TM-.

     The technology added to the license agreement over the years has increased MEDY's patent maintenance costs and management recently performed a review of the viability of certain of the technology based upon MEDY's current business and marketing plans. Management has determined that MEDY would not likely develop certain of the technology into saleable products because of the anticipated costs involved and the recent difficulties MEDY has had in obtaining approval of new devices from the federal Food and Drug Administration ("FDA"). As a result, management recommended, and the Board approved, the return of twelve items of technology to Dr. Adair. Medical had approximately $70,000 invested in this technology, and the maintenance costs for this technology which was not likely to be commercialized by MEDY in the near future were in excess of $20,000 per year. To conserve cash flow and to allow management to concentrate on MEDY's other products, the Board of Directors approved the return of this technology to Dr. Adair.

     At the same time, the Board approved an amended and restated license agreement with Dr. Adair which consolidated the original license agreement and the four amendments thereto, and added an expanded right of first refusal. The principal amendments are:

     The definition of "Technology" included within the license agreement was modified to more accurately describe the technology developed by Dr. Adair which is of continuing interest to MEDY: the Optical Catheter-TM- technology (including the fluorescence detection system); the Adair-Veress needle-TM-, the technology associated with the Electronic Video Laparoscope-TM-, and Lap-Wrap-TM-. The restated license agreement continues to specifically exclude from its terms technology relating to flexible or steerable endoscopic devices (other than the Optical Catheter). In the restated license agreement, MEDY continues to agree to sub-license technology to the Chairman relating to the use of laser light through flexible or steerable endoscopes on a non-exclusive basis.

     Under the restated license agreement, Dr. Adair is specifically permitted to research and develop new technology and know-how at his own expense. Such technology and know-how will not be a part of the restated license agreement unless MEDY exercises its right of first refusal to acquire the new technology or know-how. Dr. Adair is obligated to offer all new technology which he may develop to MEDY's Board of Directors under the license agreement, subject only to reimbursement to him of costs he has in the development and patenting of the technology. Neither Dr. nor Mrs. Adair would participate in the Board's vote whether to accept the proffered technology. Should MEDY accept the technology and know-how, such technology shall automatically be included within the license agreement, including all amendments. Furthermore, MEDY shall be responsible to pay all future patent and development costs associated with the new technology. If MEDY rejects the new technology, the Chairman is free to pursue third party alliances and has no further obligation to re-offer such technology to MEDY.

     The financial provisions of the license agreement were not modified in any material respect. The restated license agreement continues to provide for minimum royalties payable to Dr. Adair of $120,000 per year. The license agreement does not specify a termination date. Currently MEDY is accruing these royalties for future payment to Dr. Adair, without interest. These accrued royalties are collateral for a guarantee from Dr. Adair of a loan made by MEDY to an affiliated company, Micro-Medical Devices, Inc. (See further discussion under "Distribution Agreement," below.)

     The restated license agreement continues to provide that, if within a three year period of the issuance of any patent included in the license agreement, as amended, MEDY fails to commercialize such technology, Dr. Adair, upon written request, may terminate the license agreement on that specific patent. Furthermore, Dr. Adair has the right to terminate the license agreement on specific technologies upon acquisition by another person of 20% or more of the outstanding stock of the Registrant unless the acquirer provides notice in writing, within 30 days, of its intention to commercially exploit the specific technologies.

     As noted, the restated license agreement contemplates that Dr. Adair will continue to develop new technology and know-how for his own account, subject to the right of first refusal. During the development of any new technology, MEDY will allow the Chairman access to facilities, equipment and inventory of the Registrant at no cost provided the activities do not interfere with the ongoing business of MEDY or result in unreasonable expense to MEDY. If, however, MEDY rejects the technology, Dr. Adair will not be entitled to use any of the equipment, facilities, or inventory of MEDY for further development.

     The termination provisions were not changed materially in the restated license agreement. MEDY is free to terminate the license agreement, as amended, at any time and without penalty. Dr. Adair must give MEDY 45 days prior written notice of his intent to terminate the license upon default by MEDY of its obligations under the license agreement. Additionally, the license will terminate automatically immediately if (i) MEDY files a voluntary case in bankruptcy or (ii) any order for relief against MEDY shall be entered in an involuntary case in bankruptcy or (iii) MEDY shall fail, or admit in writing an inability, to pay its debts as they mature.

DISTRIBUTION AGREEMENT.

     MEDY also entered into a distribution agreement with Micro-Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy System-TM- ("USES"). MEDY had previously owned certain rights to this technology under the License Agreement but was required to return the technology to Dr. Adair due to MEDY's inability to commercialize the product within the required three year period. MEDY was unable to do so because of its lack of financial capability and its inability to obtain approval of products from the FDA. Dr. Adair, therefore, continued the research and development necessary to develop USES and the related products at his own expense, and through MMD, obtain FDA approval thereof.

     MMD has appointed MEDY as its exclusive worldwide distributor for the USES products through June 30, 2000. MMD also granted MEDY a right of first refusal to distribute any further products MMD may develop.

     Pricing of the products has not yet been established, but MEDY will be free to resell products at any price it may determine. There are no minimum performance requirements under the distribution agreement, and MEDY need only purchase products it has already sold to third parties.

     As a condition of the distribution agreement, however, MEDY agreed to loan MMD up to $120,000 pursuant to a promissory note signed by MMD. The note is personally guaranteed by Dr. Adair as the sole shareholder of MMD, and he has pledged all amounts due to him under the restated license agreement as collateral for this guarantee. MEDY is accruing these amounts payable to Dr. Adair without interest. MEDY is not obligated to advance any amounts to MMD except to the extent these amounts are fully collateralized by amounts due to Dr. Adair. The promissory note from MMD to MEDY bears interest at a rate of 1% over the current prime rate per annum. Furthermore, the distribution agreement provides that MEDY may credit 100% of the purchase price of any products from MMD under the distribution agreement against amounts due under the promissory note.

     MMD also agreed to sublease space from MEDY for administration purposes at cost. The amount of space has not yet been defined, but the rental payment and reimbursement to MEDY for employees MMD may utilize are intended to compensate MEDY for all associated expenses, including rent on a per-square-foot basis.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits:
               10.1  Amended and Restated License Agreement.
               10.2  Distribution Agreement.

     (b)       Reports on Form 8-K:  None








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1995                       /s/ VAN A. HORSLEY
                                             -------------------------------
                                             Van A. Horsley, President,
                                             Principal Executive Officer, and
                                             Principal Financial Officer