Form 10-K
period 1995-09-30
MEDICAL DYNAMICS INC
filed 1996-01-16
CIK 216540

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

  [ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended:  September 30, 1995

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                        Commission file number:   0-8632


                              MEDICAL DYNAMICS, INC.
             (Exact name of Registrant as specified in its charter)

          Colorado                                      84-0631765
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)


         99 Inverness Drive East
           Englewood, Colorado                                   80112
(Address of principal executive offices)                      (Zip Code)


              Registrant's telephone number, including area code:

                                 (303) 790-2990

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.001 Par Value


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             (1) Yes   X   No _____
                             (2) Yes   X   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $1,195,200.

     The aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 30, 1995 was approximately $8,819,500.

Class                                     Outstanding at September 30, 1995

Common Stock                                      6,879,500 shares

                   Documents incorporated by reference:  None

                              MEDICAL DYNAMICS, INC.

                                  FORM 10-KSB

                                     PART I

Item 1.        Business.

     (a)  Business Development

     Medical Dynamics, Inc. and MedPacific Corporation, its wholly owned subsidiary (the "Registrant"), are engaged in the design, development, manufacture and marketing of medical video cameras and related surgical disposable products for a variety of medical specialties. The Registrant's principal products are small, color, medical video camera systems for use in medical diagnosis and surgical procedures. The Registrant has been manufacturing such cameras since August of 1981. The Registrant's principal executive offices and manufacturing facilities are at 99 Inverness Drive East, Englewood, Colorado, 80112. Its telephone number at that address is (303) 790-2990.

     The Registrant was incorporated under the laws of the State of Colorado on March 23, 1971, and began operations in 1973. During 1979, the Registrant began its involvement with medical video camera systems. Initial operations relating to such cameras consisted of the Registrant's purchase of completed cameras from their manufacturer and the retail sale of those products to the medical community. Exclusive marketing rights to a camera system manufactured by another company were acquired and the Registrant served as the distributor of that product until the arrangement was terminated in July of 1981. In August of 1981, the Registrant introduced its first medical video camera of which it was the manufacturer. Thereafter, additional cameras were acquired or developed by the Registrant.

     During the fiscal year ended September 30, 1995, the Registrant was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, merger or consolidation. During that period, the Registrant did not dispose of any material amounts of its assets other than in the ordinary course of its business, with the exception of patent licensing agreements, see note 3 to the financial statements.

     On October 1, 1989, the Registrant acquired all of the outstanding shares of MedPacific Corporation from Viox Corporation in exchange for 195,000 shares of the Registrant's Common Stock. Included in this acquisition was a trademark and exclusive license to produce, market and distribute the Laser Doppler through March 1994. This investment was fully written-off in the fourth quarter of Fiscal 1992. See "Model LD6000 Laser Doppler" under (b)(1) of this Item 1.

     During fiscal 1995 the Registrant entered into a distribution agreement with Micro-Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and 100% wholly-owned by the Registrants Chairman. MMD manufactures and sells medical products to the Registrant. The distribution agreement signed with MMD will allow the Registrant more flexibility in matching inventory requirements and purchases with currently anticipated sales, thereby reducing inventory carrying costs. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

     (b) Business of the Issuer


     The Registrant's principal business is the design, development, manufacture and marketing of medical video cameras and related surgical disposable products for a variety of medical specialties. These products are used in surgical, diagnostic, research and teaching applications by physicians and other health care professionals.

     In recent years, a variety of less invasive diagnostic and surgical techniques have been developed. Such techniques enable operations to be performed or observation to occur with minimal surgical incisions. Among the most common of such surgical techniques is the arthroscopic operation used by orthopedic surgeons. That surgical technique is made possible by means of a rigid endoscope known as an arthroscope. The arthroscope is a high quality optical instrument which is a tube approximately four millimeters in diameter.
A light source is attached to the arthroscope and it is inserted through a small incision made in the patient's body. The surgeon is able to observe inside the joints through the lenses of the arthroscope and special surgical instruments are used to perform corrective surgery without open surgery. Arthroscopy has obtained widespread acceptance by orthopedic surgeons and is commonly used to remove damaged cartilage tissue which may result from athletic and other injuries. The use of the technique is less destructive of healthy tissue and thereby decreases the time necessary for healing of the damaged area and reduces the costs of hospitalization and rehabilitation.

     A much more common surgical technique involves the use of a rigid endoscope known as a laparoscope. The laparoscope is used in much the same way as the arthroscope, but is limited primarily to use in the abdominal area. The latest technique involves the use of the laparoscope to remove the gall bladder, a procedure commonly known as laparoscopic cholecystectomy. The laparoscope also is used to perform appendectomies, kidney removal and certain gynecologic procedures. The gynecologic usage accounts for the majority of all laparoscopic procedures at this time.

     The Registrant's camera systems are utilized in conjunction with an arthroscope, laparoscope or other endoscope. They may also be connected with a microscope for use in microscopic surgery such as hand or eye surgery. The image which may be seen by the surgeon through the endoscope or microscope is viewed by the camera and transmitted to a television monitor. This use of a video camera provides an image which may be viewed by all persons in the operating room, diagnostic laboratory or classroom. The ability to observe the surgery permits the support staff to anticipate the needs of the surgeon and provides a mechanism which facilitates instruction of others. Additionally, the surgeon is provided with a television screen used to reduce intervals of viewing through the endoscope, thereby attenuating eye fatigue. The video camera may also be attached to peripheral equipment which enables the image to be recorded. The procedure and the patient may thereby be studied at a later time.

     As of September 30, 1995 and 1994, the Registrant had approximately $60,400 and $98,600, respectively, in firm backlog orders for its products. Backlogs are not recorded in sales revenue until the order is shipped.

(b)(1)  Principal Products and Their Markets.

     Models 5960, 5970 and 5980 Cameras. The Registrant currently manufactures and markets a video camera which is designed for most endoscopic applications. Previously, differing light conditions for varying procedures required that different camera models be provided. The current camera models, the 5960, 5970 and 5980, contain a high performance video sensor which provides a brighter picture in lower light level environments than prior solid state cameras. In July 1990, the Model 5960 replaced the model 5940 in the United States. In October 1992, the Model 5970 replaced the Model 5960 in the United States. The Model 5980 utilizes a more advanced "Digital" base camera which provides enhanced visualization of the affected areas of the body without the aid of an automatic light source. These models are submersible for liquid sterilization, and have a detachable cable (facilitating replacement of the most frequently failing component).

     The construction of the Registrant's camera is from standard video camera components which are purchased from major manufacturers of video cameras. The Registrant disassembles the components to enable its cameras to be separated into the camera head and power unit. The electronics are also adjusted as necessary. The Registrant adjusts the focal length of the camera to match the particular endoscope or microscope with which the camera will be used and makes other adjustments to each camera so that the camera will be suitable for use with the particular endoscope and in the particular application for which it is intended. The Registrant produces variations of the Model 5980 camera for use with European format video equipment and to meet specifications of original equipment manufacturer ("OEM") customers. These OEM customers market the cameras under their labeling. As a camera accessory, the Registrant offers a character generator whereby a keyboard is used to generate and display patient case data, including such items as date of procedure, patient name, physician, surgical procedure and elapsed procedure time.

     During the years ended September 30, 1995, and 1994 approximately 15 and 10, respectively, Model 5960, 5970, and 5980 cameras were sold by the Registrant at prices ranging from $1,600 to $8,075.

      The Model 5990 Optical Catheter SystemTM. In June 1989 the Registrant introduced a new product in the micro-invasive surgery field, its 5990 Optical Catheter System. The Registrant developed this product from technology originally developed by the Chairman and licensed to the Registrant in response to the trend toward less invasive and less expensive diagnostic and surgical procedures which now are being performed in physicians' offices and outpatient clinics. The system was under development for three years and a prototype was introduced to the medical community during fiscal 1988. The Registrant is manufacturing the 5990 Optical CatheterTM System in its facility and commenced marketing in June 1989. During the fiscal years ended September 30, 1995, and 1994, 10 and 18 Model 5990 Optical Catheter systems were sold by the Registrant, netting sales of approximately $87,500, and $158,200 respectively.

     The 5990 Optical Catheter System consists of a modular console containing a video camera, a light source, and a monitor. A flexible, small diameter endoscope utilizing the smallest, most flexible and versatile fiber optic image bundles available is attached to the console. This endoscope allows medical specialists to examine almost any area in the body with a puncture as small as that caused by a standard hypodermic needle.

     The optical fibers contained in the endoscope transmit light from the console to the lens at the tip, and transmit the image from the lens to the camera in the console. The image is then displayed on the video monitor. The endoscopes which can be used with the console range from .5 millimeters up to
1.9 millimeters in diameter. Images produced by the 5990 Optical Catheter System can be preserved by use of recording and printing devices already marketed by the Registrant.

     The 5990 Optical Catheter System in the future may be configured into a "Smart" Optical Catheter System by including additional diagnostic devices with the image sensor. The basic System includes only the image sensor as described in the foregoing paragraphs. The Registrant has developed or purchased additional components which can be inserted through the same catheter. These additional components can monitor and measure pressure, temperature, capillary blood flow, fluorescence and oxygen saturation levels to assist a physician in whatever procedure he or she may be performing on a patient. Although monitoring and measuring such functions is by no means a new concept, traditional methods use a separate piece of equipment which is not an integral part of the viewing system and which require an additional entry way into the body. In the 5990 System, because these additional devices can be inserted through the same catheter which is an integral part of the viewing system, the physician has the ability to view placement of the measuring devices to obtain optimum readings. The features of the Optical Catheter System which allow direct coupling of the diagnostic devices to the image sensors and which convert the light signals into usable diagnostic information are patented to the Registrant.

     The Optical Catheter System is designed for use in every surgical and medical specialty. As noted, the optical catheter itself can be made very small in diameter (small enough to fit through a 20 gauge hypodermic needle) and can be made to any length. Lengths up to 180 inches have been made without loss of picture quality. The terminal end of optical catheter which contains one or more lenses can be made in any configuration including flexible, rigid and steerable, to suit any procedure required by the physician. Steerability of the terminal end can be in one direction, or in many directions. The Optical Catheter device therefore, is suitable for a wide variety of uses such as looking into joints, the ventricles of the brain, around the spinal cord, through the abdominal wall to look at structures within the peritoneum, or examining the fetus inside the uterus and peering into small diameter blood vessels.

     Models 6400, 6500 and 6600 Light Sources. The Registrant currently produces several light sources used in various procedures in conjunction with the model 1001.00, 5980 and 5500 cameras. The Registrant began production of the model 6500 light source during its 1990 fiscal year and began to market and produce the model 6600 light source during fiscal 1993. The Company began production of the model 6400 light source during fiscal 1995. All model numbers represent current lines used for Arthroscopy, Laparoscopy and various other endoscopic procedures and vary only in the amount and frequency of light emitted from each piece of equipment. The Registrant sold 39 and 26, new light source units during fiscal 1995 and 1994, respectively, netting sales of $137,100 and $99,100.

     Adair/Veress NeedleTM. The Registrant has sold 1,402 and 1,044 units of a needle used to perforate the abdominal wall for fiscal years ended September 30, 1995 and 1994. Total sales of this product during fiscal 1995 and 1994 were approximately $26,700 and $28,400, respectively. The Medical Dynamics 5990 catheter and other manufacturers fiber scopes can be inserted through the needle, facilitating viewing of affected areas of the abdomen without an incision. The Registrant developed this needle in anticipation of its use in emergency rooms and for certain established laparoscopic procedures. The needle has FDA approval and is patented. See (b)(7) under this Item 1 below.

     Peripherals. The Registrant provides a variety of products designed for use in connection with its cameras. Because the Registrant's cameras are used with a variety of endoscopes and microscopes requiring varying light sources, optical couplers must be supplied to enable connection of the camera, light source and endoscope. These optical couplers are made by a supplier. The Registrant also provides the video monitors for use in connection with its cameras. These monitors are purchased from major electronics manufacturers and then disassembled and modified as needed for medical uses. Installation of medical grade cords, plugs, conductive castors, opto-isolation for control of current leakage and remote footswitching are a few of the modifications provided. Similarly, video cassette recorders of major manufacturers also are purchased by the Registrant, modified and resold for use in connection with its medical cameras.

     The Registrant continues to market the video printer which it introduced in the fiscal year ended September 30, 1986 and the video floppy introduced during the fiscal year ended September 30, 1987. The video printer enables a video image to be stored on a photographic print while the video floppy unit records field-still pictures on a 2x2 still video floppy. During the fiscal years ended September 30, 1995 and 1994, the Registrant sold approximately 3 and 8 video printer units netting sales of $12,400 and $32,900, respectively. Additionally, 1 and 1 video floppy units were sold during the same periods generating net sales of $1,200 and $1,800, respectively. Sales of related video supplies totaled $34,842 and $71,220 for these same respective periods.

     Cam-WrapTM. The Registrant markets a sterile camera cover (the Cam-Wrap) which permits the head and cable of soakable and non-soakable cameras (which cameras were previously manufactured and sold by the Registrant and others) to be draped for sterile requirements of operating rooms. The plastic camera cover is manufactured for the Registrant by a non-affiliated company. Approximately 21,400 and 23,100 units were sold in fiscal 1995 and 1994, respectively, for total sales of $202,500 and $217,500.

     Bayne Pap BrushTM. During the fiscal year ended September 30, 1987, the Registrant started manufacturing and marketing a disposable product used to collect cells for Pap smears. The Bayne Pap Brush is constructed of DuPont nylon fibers that can be fitted to any position in or on the cervix. The Bayne Pap Brush collects 10 to 100 times more cells than traditional techniques which significantly decreases the number of false negative Pap smears. Dr. Dean Bayne, the developer of the Bayne Pap Brush, is a director and former employee of the Registrant. The Registrant sells a minimal amount of these brushes annually. Approximately 18,500 and 18,700 units were sold in fiscal 1995 and 1994, respectively, for total sales of $9,990 and $9,930. The Registrant discontinued the production and sale of this device during fiscal 1995 and is interested in licensing the patent and technology of this product to a third party experienced in the distribution, manufacturing and marketing of high volume disposable products. See "Item 12 - Certain Relationships and Related Transactions."

     Model LD6000 Laser Doppler Blood Flow Monitor. The Laser Doppler is an apparatus enabling the measurement of capillary blood flow using coherent light. The unit can be used as a stand alone product or can be combined with the Registrant's Optical CatheterTM System to view and monitor (via laser light) the healing process of affected areas. The Registrant has not sold any units of the LD6000. The main use of the laser doppler will be to measure capillary blood flow of cancerous tissue after the application of certain photo-dynamic therapy drugs have been administered to the affected regions. These photosensitizers emit fluorescent properties which then can be useful in the localization of cancerous tissue. This device when married with the Registrant's Optical Catheter System is expected to form the basis for a Fluorescence Detection System/Photodynamic Therapy System to be developed in the future, in conjunction with patents owned or licensed by the Registrant regarding the delivery of laser light through endoscopes.

     Electronic Video Laparoscope (EVL). The Model 5500 is a rigid endoscope that utilizes the latest in image processing without the need for multiple optical coupling lenses. The endoscope also eliminates the need for coupling and light source enhancement because it incorporates these features within the design. The Registrant introduced this product in October 1992 and commenced active marketing in April, 1993. During the fiscal years ended September 30, 1995 and 1994, the Registrant sold 35 and 28 units of the EVL control module, to both domestic and foreign markets generating net sales of $175,800 and $127,200. Total gross revenues for all EVL associated products, which includes ancillary scopes, umbilical cables, heads and control modules totalled $264,600 and $326,600 for the respective fiscal years.

     Unlike a conventional surgical camera system which utilizes a separate camera head and coupler that never enters the body, the EVL incorporates an image sensor chip at the tip of the laparoscope. As a result, the EVL, dubbed "Chip on a Stick", places the imaging chip in closer proximity to the anatomy being viewed, thereby creating a significantly higher resolution picture and increased illumination. With the elimination of the ancillary head and coupler, the Registrant has created a lighter weight device that requires only an optional focusing or magnification mechanism and eliminates the problem of fogging between the coupler and eyepiece. All of these features add up to a safer, more efficient device for use by surgeons.

     In addition to the diagnostic versions of the EVL in 0 and 30 degree viewing angles, the Registrant received FDA approval in September, 1994 for the Operative Video LaparoscopeTM in both 3 and 5 millimeter working channels. These devices are believed to be a significant improvement over existing operative scopes on the market in that they allow the same bright, high resolution picture as the standard EVL, with additional capability to insert operative instruments or laser fibers through the working channels. Most competing operative scopes lack illumination and picture quality due to their less-than-optimal configuration. These devices have been added to the current product line.

      Lap-WrapTM. In conjunction with the EVL, Medical Dynamics also markets the Lap-Wrap, a disposable sterile sheath and sleeve for the EVL and other manufacturers' brands of laparoscopes and camera systems. The product is part of the Company's line of higher-margin disposable accessories. The Lap-Wrap is a low cost alternative ($24 list) to current sterilization and disinfection techniques. It reduces repair costs on scopes and camera systems, and also eliminates the potential environmental and health hazards associated with exposure to chemical soaking solutions or ETO (gas) sterilization. During the fiscal years ending September 30, 1995 and 1994, 314 and 689 cases of Lap-Wrap were sold resulting in revenues of $49,100 and $117,500, respectively. Both the EVL and Lap-Wrap, which combine to form a patented device, have been licensed (See Licenses in Part I (b)(7)) to Medical Dynamics by the inventor and Chairman of the Registrant, Dr. Edwin L. Adair.

     Universal Sterile Endoscopy SystemTM (USESTM). At the end of fiscal 1995 the Registrant introduced this new product. It consists of a non-soakable camera system that utilizes a proprietary "closed system" drape with each use. The advantages of this system over competitors models is the ability to have an absolutely sterile camera for every surgical case, at approximately one-third the price of competing models. Fiscal 1995 sales were minimal as the product is in the introductory stage. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

     Inventory. The Registrant is required to carry significant quantities of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. The Registrant has continued to maintain its inventory of components on its Models 5500, 5960, 5970, and 5980 cameras; the 5990 Optical CatheterTM System, and various peripherals.
Sufficient quantities of the Registrant's disposable product line such as Lap-Wrap and Cam-Wrap must also be maintained in anticipation of customer's future needs. The Registrant typically sells product on a net 30 day basis to all domestic customers and a net 60 to 90 day basis to foreign customers and distributors. With some exceptions, most foreign distributors post letters of credit to insure payment on orders. Inventory levels net of allowance for obsolescence for the fiscal years ended September 30, 1995 and 1994 were $948,500 and $984,300 respectively.

     Warranty. The Registrant's medical video cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Cables and optical couplers are warranted to be free of defects for a period of 180 days. Defects or malfunctions are corrected by the Registrant at the Registrant's cost, if the applicable conditions to the warranty are satisfied. In the event warranty repairs cannot be effected within five days, the Registrant generally provides loaner cameras for customer use. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. The Registrant estimates future warranty costs and enters the estimated expenses into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve at fiscal year end September 30, 1995 and 1994 was $25,000 and $50,000, respectively.

(b)(2)   Distribution Methods

     The Registrant's video camera systems and disposable medical products are sold principally to physicians and hospitals. The Registrant has engaged in marketing and advertising of its products at professional seminars and specialty meetings, direct mail promotions, telemarketing, and through a sales representative network. During the years ended September 30, 1995 and 1994, the Registrant expended $258,800 and $254,200, respectively, on sales promotions, conventions and advertising expenses.

     The Registrant has engaged approximately 18 organizations with approximately 38 field sales representatives to market its camera systems in the United States. Most major domestic sales territories are covered by the current sales representative network. The sales representatives enter into a one year agreement with the Registrant under which they receive commissions of 15% to 20% on video camera sales revenues, 10% to 15% on camera accessories and 10% to 20% on disposable product sales generated by them in exclusive marketing areas. All selling expenses are borne by the sales representative. The sales representative agreements prohibit each representative from purchasing or dealing in products of competitors of the Registrant. In addition to sales made in this manner, the Registrant also modifies some of its products to display the labeling of its customers. Those customers then sell the products directly to end-users.

     As of the fiscal year ended September 30, 1995, the Registrant engaged approximately 12 agents to sell video cameras in areas outside the United States. The primary foreign territories where the Registrant has distributors are Japan, United Kingdom, Western Europe, Spain, and Latin America.

     During each of the past two fiscal years, sales of various models of video camera systems (including ancillary camera equipment) contributed more than 15% of the Registrant's total revenue. The percentages of the Registrant's revenues contributed by this product group during the fiscal years ended September 30, 1995 and 1994 were 36% and 40%, respectively.

(b)(3)   Status of New Products.

The Registrant has several products which are in various stages of development.

     3-D Electronic Video LaparoscopeTM (patent pending). Medical Dynamics has developed a prototype (not yet FDA approved), through its licensing agreement with the Registrant's Chairman, of this new technology, which combines two EVL systems within a single laparoscope to produce a three-dimensional view of the target area. In laparoscopic surgery, where surgeons are required to grasp and manipulate organs, vessels and tissue, the depth of field obtained through 3-D is superior to the "flat field" effect of two-dimensional camera systems. A commercial product is expected to be introduced within two years provided the market warrants such an introduction and FDA approval is received.

(b)(4)   Competition.

     With regard to the Registrant's medical video cameras, the principal competitive factors to which it is subject are price, technological configuration, product performance, and product line diversification. Principal competitors in the United States include Circon/ACMI Corporation, Stryker Corporation, Olympus, Wolf, and Karl Storz, each of which manufactures and sells some form of medical video system, and there are certain competitors overseas. The principal reasons why sales volumes remain volatile are fluctuating OEM revenue, the limited product line presently offered by the Registrant, a limited amount of capital available to promote the products through successful marketing efforts and distribution channels, and the continuing uncertainty surrounding the effects of a proposed national health care plan. Such limitations have proven detrimental to the ongoing operations of the Registrant to date. The industry has experienced a contraction of camera manufacturers over the past several years but the Registrant anticipates that other companies may enter into the manufacture and sale of small color video systems, thereby causing further competition in this field. The prices charged and warranties provided by the Registrant and competing manufacturers of surgical video camera systems are similar.

     The Registrant's 5990 Optical Catheter SystemTM is protected by a number of patents licensed to the Registrant by it's Chairman, and to the Registrant's knowledge, no similar systems are presently being marketed. Both the 5990 Optical Catheter System and the 5500 EVL are subject to competition from the Registrants model 5980 camera and similar cameras manufactured by the Registrant's competitors, although the Registrant believes the 5990 is more suitable for office use than such other cameras.

(b)(5)  Availability of Raw Materials.

     For a number of years, the Registrant had purchased cameras from Panasonic Industrial Company - Audio Video Systems Group ("Panasonic") exclusively. The Registrant now procures cameras from additional sources without sacrificing product or picture quality. Management believes the additional product resources, combined with current purchasing practices more in line with "just-in-time" inventory management, are beneficial to the Company. The Registrant has entered into an agreement with a United States manufacturer to supply the head cables used in its camera products and has negotiated a similar agreement with another United States manufacturer. If these sources of head cables were not available, the Registrant believes it would be materially affected, as other sources for these camera head cables may not be available to the Registrant.

(b)(6)  Principal Customers.

     The Registrant had one customer who contributed 10% or more of gross revenues for fiscal year 1995. There were two such customers during fiscal year 1994. Gross billings to Rosot Enterprises of Locust Valley, New York during fiscal years 1995 and 1994 were $297,700 and $189,300 or 23.1% and 12.2% of
Registrant revenues, respectively. Rosot Enterprises is an international distributing company which concentrates on Mexico, Central and South America. During fiscal year 1994 Shipments to Endosurgical Development Corporation (EDC) of Rolling Hills, California totaled $227,000 or 14.7% of the Registrants gross billings.

(b)(7)         Patents, Trademarks, etc.

     Patents. Although the Registrant does not own any patents relating to its Optical Catheter SystemTM, it holds an exclusive license on three patents related to this camera system. United States Patents No. 4,782,819, No. 4,736,733, and No. 4,754,328 expiring November 8, April 12, and June 28, 2005, respectively, relating to the Optical CatheterTM are owned by Dr. and Mrs. Adair and licensed on an exclusive basis to the Registrant. The terms of the license agreement are described under "Licenses" below. In addition, Dr. and Mrs. Adair have applied for several more patents on behalf of the Company relating to the 5990 Optical CatheterTM System, which applications are pending at the date of this filing.

     In addition to the above referenced patents, the following patents are also licensed to the Registrant from the Chairman:



TITLE                         ISSUE DATE           PATENT NUMBER

"Laser Endoscope"               5/20/86             4,589,404

"Laser Endoscope" (Divisional)  6/28/88             4,754,328

"Endoscope with Removable       4/12/88             4,736,733
Eyepiece"

"Gas Insufflation Needle with   9/26/89             4,869,717
Instrument Port" (Adair Veress
Needle)

"Rigid Video Endoscope with    11/07/89              4,878,485
Heat Sterilizable Sheath"
(EVL and Lap-Wrap)
Reissue                         3/24/92              RE 33854

"Deformable and Removable
Sheath for Optical Catheter"   3/30/93              5,197,457

"Deflectable Sheath for        6/30/92              5,125,395
Optical Catheter"

"Heat Sterilizable Electronic  2/23/93              5,188,094
Video Endoscope"
(Autoclavable EVL)


     The Registrant has also licensed the rights on pending patents covering such technology and devices as "Miniaturized Electronic Imaging Chips", "Imaging Tissue or Stone Removal Basket", "Steerable Sheath for use with Selected Removable Optical Catheter", and "Stereoscopic Endoscope", among others.

     The Bayne Pap BrushTM is subject to United States Patents No. 4,762,133, No. 4,754,764 and No. 4,873,992 expiring August 9, 2005 through October 17, 2006. Dr. Bayne, a director of the Registrant, assigned these patents to the Registrant and is entitled to receive a royalty of two percent of net sales of the product after recovery of certain expenses. No royalties have been accrued or paid to Dr. Bayne on this product.

     Trademarks. The Registrant is also the holder of United States Trademarks, registration numbers 1,299,413, 1,299,414, and 1,719,664 which relate to the name "Medical Dynamics", the corporate logo of the Registrant, and the Adair/Veress Needle respectively. The trademarks are granted for a term of 20 years expiring October 8, 2004, and if still in use at that time may be renewed for successive 20-year periods by application. In addition, the Registrant claims rights in numerous unregistered trademarks which it uses in interstate commerce, and which are subject only to common law protection. Additionally, the Registrant holds trademark registration number 1,282,319 which relates to the name "MedPacific Corporation" and its corporate logo. This Trademark was renewed for a 20 year term in June 1990. The Registrant also has trademark applications pending on a variety of products including the EVL and Lap-WrapTM.

     Licenses. The Registrant entered into an exclusive revocable license agreement with Dr. Edwin Adair effective June 3, 1987, as amended, relating to use of certain technology invented and developed by Dr. Adair relating to certain malleable endoscopes, flexible optical catheters, the Adair/VeressTM needle and complementary viewing systems for use in connection with detection, diagnosis and treatment of disease or injury in humans and animals. The Registrant used this technology to develop the 5990 Optical CatheterTM System, the Electronic Video Laparoscope (EVL), and the Lap-WrapTM. Dr. Adair is entitled to receive a royalty equal to the greater of two percent of net sales involving the licensed technology or a minimum annual royalty. Since inception and through September 30, 1995, $510,000 has been paid to Dr. Adair under this license agreement, and an additional $90,000 has been accrued. See Item 12, below for more information regarding license agreements.

(b)(8) and (9)  Government Regulation.

     The United States Food and Drug Administration (the "FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including the products manufactured by the Registrant.

     The Act requires manufacturers of medical devices to register annually and, semi-annually, to list new devices being produced by the manufacturer for commercial distribution.

     The Act also classifies medical devices and requires compliance with specific manufacturing and quality assurance standards. The FDA has published regulations defining good manufacturing practices to provide that each step of the manufacturing process for any device is controlled to maximize the probability that the finished product meets all quality and design specifications. The regulations also require that each manufacturer establish a quality assurance program by which the manufacturer monitors the manufacturing process and maintains records which show compliance with the FDA regulations and the manufacturer's written specifications and procedures relating to the devices.

     The Registrant's facilities and records are subject to periodic unannounced inspections by the FDA for compliance with the applicable FDA regulations. The FDA may issue reports or citations where the manufacturer has failed to comply with all appropriate regulations and procedures. If the FDA finds a manufacturer not to be in such compliance, the FDA may prohibit a manufacturer from marketing the products for which the manufacturer is not in compliance, until such time as the manufacturer complies with the applicable FDA regulations with respect to those products. Compliance with the provisions of the Act and the FDA's regulations is time consuming and expensive due to the extensive record keeping required.

     During October, 1994, The Federal Food and Drug Administration performed a routine inspection of the Registrant's premises and issued a Form 483 "Inspectional Observations" itemizing certain deviations in the Registrant's sterilization procedures from that required in the FDA's regulations. The registrant has responded with a letter defending it's practices and to date has received no further response from the FDA. If the FDA continues to request the proposed changes after receipt of the company's response, the registrant will implement the requested changes. Management expects no negative product or financial ramifications from this action, although no assurances to that effect can be made.

(b)(10)  Research and Development.

     During the fiscal years ended September 30, 1995 and 1994, the Registrant spent approximately $228,100 and $142,500, respectively, on company-sponsored research and development activities. During those periods, there were no customer-sponsored research activities relating to new products, services, tech-niques or to the improvement of existing products, services or techniques.

(b)(11)  Compliance With Environmental Laws.

     The Registrant is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

(b)(12)   Employees.

     At September 30, 1995, the Registrant employed 18 persons, including 4 persons engaged in general administration, and 14 persons engaged in production, distribution, and customer service of the Registrant's products.

Item 2.        Description of Property.

     The Registrant leases 18,358 square feet of space at 99 Inverness Drive East, Englewood, Colorado, where its principal executive offices are located and its business activities, including research, assembly, storage and customer service, are conducted. The Registrant has used the bulk of these facilities since 1981. A three-year extension to the lease expired December 31, 1995.
This lease has been renewed for an additional three-year term, expiring on December 31, 1998. The current lease and all extensions obligate the Registrant to pay monthly rentals in the following amounts:

     Through December 31, 1995                    $11,075
     January 1 - December 31, 1996                $12,315
     January 1 - December 31, 1997                $13,080
     January 1 - December 31, 1998                $13,845

The Registrant pays certain maintenance, insurance, common area and other expenses with respect to the property to the extent that the lessor's costs for such items exceed a specified amount. The Registrant also pays any increases in property taxes due to improvements on the property and pays for utilities.

     The Registrant also rents temporary storage space in mini-warehouses located near its principal executive offices. During the fiscal year 1995 the average monthly cost amounted to $380.

Item 3.   Legal Proceedings.

     There are no material pending legal proceedings or proceedings known to be contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Registrant has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market Information

     The Registrant's $.001 par value common stock (the "Common Stock") is traded in the over-the-counter market and price quotations for the two years shown below were reported on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "MEDY". The quotations shown below were compiled by the Registrant from Monthly Statistical Reports supplied by the NASD. All quotes represent inter-dealer quotations, without retail markup, mark-down or commission and may not necessarily represent actual transactions in the Common Stock:



                                           High bid         Low bid

     Fiscal Year ended
     September 30, 1995

     First quarter                         $2.83            $1.00
     Second quarter                         1.69             1.00
     Third quarter                          2.19             1.00
     Fourth quarter                         1.69             0.94


     Fiscal Year ended
     September 30, 1994

     First quarter                         $6.63            $5.00
     Second quarter                         5.25             2.88
     Third quarter                          3.50             1.56
     Fourth quarter                         2.19             1.13


     (b) Holders

     The number of record holders of the Common Stock, as of September 30, 1995, was 13,604 not including an unknown number of beneficial holders in street name.

     (c) Dividends

     (c)(1)  Payment of Dividends.

     The Registrant has never paid a dividend with respect to its Common Stock and does not intend to pay such a dividend in the foreseeable future.

     (c)(2)  Restrictions on the payment of dividends.

               There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Liquidity and Capital Resources. (September 30, 1995 as compared to September 30, 1994) During the fiscal year ended September 30, 1995, the Registrant's current ratio declined to 7.2 as compared to 10.1 at September 30, 1994. Net working capital decreased approximately $1,073,800, due primarily to the use of cash in operations and the resulting operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

               Principal changes in the components of net working capital for the twelve months ended September 30, 1995 consist of a decrease in accounts receivable of $66,200, a decrease in trade notes receivable of approximately $16,000, Micro-Medical Devices, Inc. cash advances of $110,000, a decrease in reported inventory levels by $35,800 (net of an increase in the obsolete inventory reserve of $100,000 and non-cash loaner equipment transfers of $15,700), net purchases and sales of short term investments with maturities of 60 days or less of $1,000,500, a reduction in prepaid expenses of $9,200, and a reduction in current liabilities by $7,800 to the current level of $354,300.

               During the twelve months ended September 30, 1995, the Registrant experienced a negative cash flow from operations of approximately $1,102,200 as compared to a negative cash flow from operations of approximately $937,200 during the comparable period of the prior fiscal year. The aggregate increase in cash used for operations during FY 1995 versus FY 1994 was a result of the following factors: Cash of $79,900 was used in FY 1995 to increase inventory levels of current products in anticipation of expected future sales, where during FY 1994 the Company reduced inventory by the amount of $226,300. Accounts payable, accrued expenses and product warranty costs were reduced during FY 1995 and FY 1994 requiring cash outlays of $7,800 and $278,200 respectively. Aggregate trade accounts and notes receivable cash collections reduced outstanding balances by $66,200 during FY 1995 versus a reduction of $267,500 during FY 1994.

                 To curtail operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing all expense accounts to determine if any additional reductions in expenditures are possible. Purchasing procedures have also been implemented to minimize product cost and avoid excess inventory levels.

               During  Fiscal 1995  the Registrant  maintained  workforce levels approximately the same as the levels of fiscal year 1994. Health insurance expense and property and casualty insurance expense were rebid at the end of
fiscal   1994  in  a  successful  effort  to  maintain  equivalent  coverage  at significantly reduced expense. During fiscal 1995 the Registrant realized savings of approximately $19,400 in insurance expenses.

               A distribution agreement signed with Micro Medical Devices, Inc. will allow the Company more flexibility in matching inventory requirements and purchases with currently anticipated sales, thereby reducing inventory carrying costs. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

               The Company also entered into a revised license agreement with Dr. Edwin Adair in an effort to reduce patent maintenance costs and other associated costs. In addition, the Registrant prepaid royalties due to Dr. Adair for fiscal year 1996 by issuing an option to him in lieu of cash.

                Without significant sales increases, the Registrant anticipates negative cash flow from operations for fiscal 1996 and beyond. The Registrant's future viability depends on its ability to generate cash to fund it's operations. In the short term, this was accomplished through equity placements during fiscal 1994, and in previous fiscal years through loans from the Registrant's Chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability, the Registrant may be facing significant working capital shortages beginning in fiscal year 1996. There can be no assurance that the Registrant will be able to achieve this goal as there are no new sales revenue sources at September 30, 1995. Should the Registrant be unable to meet future minimum royalty payments to the Registrant's Chairman beginning October 1, 1996, then under the terms of the licensing agreement the majority of patent rights under the agreement could revert back to the Registrant's Chairman, unless further compensatory arrangements are made. Possible compensation arrangements could include stock options in lieu of royalties or deferral of royalty payments, among others. No assurances can be given that these arrangements will be made. The majority of the Registrant's products use patents licensed to the Company by the Chairman. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

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

               Results of Operations. (September 30, 1995 as compared to September 30, 1994) As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the consolidated statements of operations for the years ended September 30, 1995, and 1994 and the percentage changes in those items for the same years.



      As a percent of total
      revenue for the years                             Percentage
       ended September 30,                              change from
              1995      1994        Revenue/ExpenseItems     FYE 1994to FYE 1995
       ----        ----          ---------------------      --------------------
     100.0%       100.0%             Net sales                        (17.4%)
      93.1%        84.3%             Cost of goods sold               ( 8.8%)
       6.9%        15.8%             Gross profit                     (63.6%)
      11.4%         8.8%             Other operating revenue            6.1%
     114.2%       114.6%             Selling general and              (11.4%)
                                      administrative
      19.1%         9.8%               Research and development        60.1%
    (131.1%)      (99.9%)               Operating loss                 (8.4%)
       6.9%         2.0%                Other income/(expense)        173.3%
    (124.2%)      (97.8%)               Net income (loss)              (4.8%)


               Additionally, as an aid to understanding trends and factors of the Registrant, the following ratios describe historical summaries of liquidity, activity and profitability ratios for the years ended September 30, 1995 and 1994.



                                                1995      1994


               Liquidity
               Current ratio                    7.22     10.05
               Current ratio less inventory     4.54      7.33

               Activity
               Trade receivables turnover       2.81      3.16
               Inventory turnover               1.15      1.47

               Profitability
               Return on assets                (40.9%)  (32.4%)
               Return on equity                (45.4%)  (35.3%)
               Return on sales                (124.2%)  (97.8%)


               Revenue.   Revenue  decreased $251,600,  or 17.4% primarily  as a
result of a decrease in sales of the following product groups: catheters & accessories of $137,600, a decrease in general accessories of $15,800, and a decrease in cam wrap and lap wrap sales of $88,600. The continuing decrease in domestic, non OEM sales is primarily the result of the decrease in capital budget expenditures in hospitals and increased competition from other manufacturers of surgical cameras. The Registrant believes the capital equipment market will rebound somewhat in fiscal 1996 due to both the expansion of the office endoscopy market and the hospitals needing to replace outdated endoscopy equipment, but the Registrant is also taking steps to introduce products in the fiscal 1996 time frame that address the combined issues of cost and sterility that plague the capital tight hospital market, although no assurances of the success of that strategy can be given.

               OEM sales decreased  during fiscal 1995 to $132,900 from $160,400 during fiscal year end 1994. This decrease is due primarily to reduced shipments to Endosurgical Development Company (EDC). The Registrant is attempting to replace the OEM revenue base lost during fiscal 1992 by expanding existing business with current OEM customers such as Endosurgical Development Corporation (EDC), and cultivating new relationships that are in the beginning stages of sales such as Origin Medsystems, Inc., a subsidiary of the Eli Lilly Company. As of the Registrants fiscal 1995 year end, backorders from these companies totaled approximately $63,400 consisting of orders from Origin Medsystems for Adair Veress needles. In the upcoming fiscal year the Registrant expects to expand revenues from all of these OEM customers as well as attempt to add others in the areas of general laparoscopy, arthroscopy, cardiovascular surgery, dental endoscopy, as well as add a national distributor for the Registrant's Lap-WrapTM and Coupler DrapeTM products, although no assurances can be given as to the success of these efforts.

               Foreign market sales revenues decreased by $139,800, or 23.4% over fiscal 1994. The Registrant added two additional distributors in Pakistan and the Middle East and expects expansion of the foreign distribution network in fiscal 1996 along with an increase in revenues from this source, although no assurances can be given as to the success of those efforts.

               Cost of Goods Sold. Cost of Goods Sold for the fiscal years ended 1995 and 1994 were $1,112,400 and $1,219,200 respectively, for a decrease of $106,800 or 8.8%. Cost of goods sold as a percent of revenue increased to 93.1% for fiscal 1994 from 84.2% in Fiscal 1994. The principal reason for the decrease in overall cost of goods sold is lower sales volumes, while the increase in cost of sales as a percentage of gross revenue is attributed to lower production volumes and charging excess manufacturing capacity to cost of goods sold. Varying sales mixes are an additional factor in the cost of sales percent increase. Underabsorbed overhead variances will continue to adversely affect cost of goods sold as a percentage of revenues during fiscal 1996 until such time that increases in sales and production volumes materialize.

               Selling, General & Administrative Expenses (S,G&A). S,G&A expenses for the fiscal years ended 1995 and 1994 were $1,364,400 and $1,539,200, respectively, for a decrease of $174,800 or 11.4%. The decrease is primarily due to the effectiveness of cost cutting measures instituted by management during fiscal years 1995 and 1994 and precipitated by lower sales and production volumes. The Registrant continues to reduce or eliminate expenses in all areas when practical including executive compensation, employee benefits, and travel & promotions. Subsequent to year end the Registrant amended its license agreement with its Chairman whereby he will forgo $120,000 in royalty payments for fiscal 1996 in exchange for options to purchase 120,000 shares of the Registrants common stock at $1.00 per share. No such waiver exists beyond fiscal 1996.

                 Research and Development Costs. Research and Development costs for the fiscal years ended 1995 and 1994 were $228,100 and $142,500, respectively, for an increase of $85,600 or 60.1%. The increase is primarily attributable to projects related to electrical compatibility conversions in the European market and the USESTM system. The USES system was transferred to Micro Medical Devices under the new distribution agreement. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement." The Registrant will continue to fund Research and Development as it deems appropriate to maintain or gain a competitive advantage.

Effect of Changing Prices and Inflation

               Generally, inflation has not been a significant factor on the Registrant's operations.

Item 7.        Financial Statements.

               The following financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

              Report of Independent Certified Public Accountants

              Balance Sheet - September 30, 1995 and 1994

              Statements  of Operations  - Years  ended  September 30,  1995 and
              1994

              Statements of Stockholders' Equity - Years ended
              September 30, 1995 and 1994

              Statements of Cash Flows - Years ended September 30,
              1995 and 1994

              Notes to Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

              The Company has not changed its principal independent accountant during the two most recent fiscal years. Thus, this item is not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

              (a)  Identification of Directors and Executive Officers.

              The following table sets forth certain information regarding the directors and executive officers of the Registrant:

Name                                 Age    Position

Edwin L. Adair, M.D. (1)             65     Chairman of the Board and Treasurer

Van A. Horsley                       43     Director, President, Chief Financial
                                            Officer and Chief Executive Officer

Pat Horsley Adair (1)                67     Director and Secretary

I. Dean Bayne, M.D.                  68     Director and Assistant Secretary

Leroy Bilanich                       45     Director

Jo Brehm                             59     Vice President - Sales and
                                            Administration


(1)            Members of the Compensation Committee.

               No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     Directors hold office until the next meeting of shareholders and until a successor is elected and qualified, or until their resignation. Executive officers are elected at annual meetings of the Board of Directors. Each such officer holds office for one year or until a successor has been duly elected and qualified or until death, resignation or removal.

     Edwin L. Adair, M.D. has been a director of the Registrant since June 30, 1971, Chairman of the Board since September 8, 1981 and Treasurer since March 27, 1973. From February 6, 1986 until July 13, 1990, Dr. Adair also served as Chief Executive Officer of the Registrant. Dr. Adair received B.S. and M.D. degrees from the University of Colorado in 1951 and 1955, respectively. He practiced medicine from 1956 until 1983 and is a board-certified urologist who discontinued the practice of medicine due to a physical disability resulting from an accident. Dr. Adair has published articles in medical journals and has taught at the University of Colorado School of Medicine. Dr. Adair is a member of the American Medical Association, American Board of Urology, the American Urological Society and the American College of Surgeons. The Registrant carried $1,100,000 of key man insurance on the life of Dr. Adair through the end of the current fiscal year, however, subsequent to the end of fiscal 1995 this amount was reduced to $100,000 as a cost cutting measure.

      Van A. Horsley has been a director, President and Chief Executive Officer of the Registrant since July 13, 1990. From March 1, 1990 until July 13, 1990, Mr. Horsley served as Chief Financial Officer. Mr. Horsley holds a B.S.B.A. degree in finance from the University of Denver and a graduate degree from the School of Banking at the University of Colorado. From 1974 to February 28, 1990, Mr. Horsley was employed in various capacities by Affiliated Denver National Bank in Denver, Colorado and from 1985 through February 28, 1990 served as executive vice president - head of lending.

     Pat Horsley Adair has been a director and Secretary of the Registrant since September 8, 1981. Mrs. Adair attended McMurray College in Abilene, Texas, taking courses in English and business which did not lead to a degree. From June 1974 to July 1983, Mrs. Adair was employed by the Registrant as office manager. Since that time, Mrs. Adair has served as Corporate Secretary to the Registrant. From 1964 to 1975, Mrs. Adair served as executive director of the Arapahoe County Medical Society and from 1976 to 1980 she served as executive director of the Metro Denver Foundation for Medical Care, an organization which serves Arapahoe, Denver, Boulder, Jefferson and Adams counties, Colorado.

     I. Dean Bayne, M.D. has been a director of the Registrant since July 1987 and Assistant Secretary since October 1988. Dr. Bayne received B.S. and M.D. degrees from Louisiana State University in 1949 and 1953, respectively, and has been engaged in private medical practice since 1958. He attended Louisiana State University. Dr. Bayne was a resident in obstetrics at Herman Kiefer Hospital, Detroit, Michigan, and a resident in gynecology at Detroit Receiving Hospital, Detroit, Michigan. He is a member of the Board of Obstetrics and Gynecology and the American College of Obstetrics and Gynecology.

     Leroy Bilanich, Ed.D. has been a director of the Registrant since September 13, 1990. Dr. Bilanich has a B.S. in journalism and broadcasting from Pennsylvania State University, an M.A. in communication from the University of Colorado and has an Ed.D. in organizational behavior from Harvard University. Dr. Bilanich currently works as a consultant to large corporations in the area of organizational development and in the past has held various positions in the Human Resource Departments at Pfizer, Inc. from 1983 to March of 1988 and the Olin Corporation.

     Jo Brehm is Vice President - Sales and Administration of the Registrant. She has been an employee of the Registrant since 1973. From December 1984 to September 1988, Mrs. Brehm served as Vice President of the Registrant. From September 1988 until July 1990, Mrs. Brehm served as President of the Registrant. In each position, Mrs. Brehm has performed various duties including management of customer service and order processing, as well as administration of the Registrant's office affairs, personnel relations and medical standard compliance activities. She also handles all OEM and foreign distributor relationships. In her present position, Mrs. Brehm continues to direct these activities as well as supervising the Registrant's general and administrative activities.

     No director of the Company is a director of another company having securities registered under Section 12 of the Securities Exchange Act of 1934 or a company registered under the Investment Company Act of 1940.

     (b)  Identification of Certain Significant Employees.

     There are no significant employees who are not also directors or executive officers, described above.

     (c)  Family relationships.

     Dr.  Edwin L. Adair and  Pat Horsley Adair are married.   Van A. Horsley is
the son of Pat Horsley Adair. There are no other family relationships among the officers or directors.

      (d)  Involvement in Certain Legal Proceedings.

     During the past five years, no director or officer of the Company has:

                    (1) Filed or has had filed against him a petition under the federal bankruptcy laws or any state insolvency law, nor has a receiver, fiscal agent or similar officer been appointed by a court for the business or property of such person, or any partnership in which he was a general partner, or any corporation or business association of which he was an executive officer at or within two years before such filings;

                    (2) Been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

                    (3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting his involvement in any type of business, securities or banking activities.

                    (4) Been found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

               Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

               Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1994 through September 30, 1995 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except as follows:

Van Horsley, president of the Registrant, filed a form 4 reporting an event which occurred in June 1995 late. This report was filed in August 1995.

Jo Brehm, vice president of the Registrant, filed a form 4 reporting an event which occurred in June 1995 late. This report was filed in August 1995.

Dr. & Mrs. Edwin Adair, chairman and secretary of the Registrant, filed a form 4 reporting an event which occurred in June 1995 late. This report was filed in August 1995.

I. Dean Bayne, director of the Registrant, filed a form 4 reporting an event which occurred in June 1995 late. This report was filed in August 1995.

Leroy J. Bilanich, director of the Registrant, filed a form 4 reporting an event which occurred in June 1995 late. This report was filed in August 1995.

Item 10.  Executive Compensation.

(a)  Summary Compensation Table

               The following table sets forth information regarding compensation paid to the chief executive officer of the Registrant for the four years ending September 30, 1995. No other person who is currently an executive officer of the Registrant earned salary and bonus compensation exceeding $100,000 during any of those years.



                              Annual Compensation ($$)     Long Term Compensation
                              -----------------------      ----------------------
                                                           Awards             Payouts
                                                           ------             -------
   (a)              (b)       (c)       (d)       (e)       (f)         (g)     (h)      (i)
                                                          Restricted
Name and                                                    Stock     Options   LTIP     Other
Position            Year      Salary    Bonus     Other     Awards    & SARs   Payouts Compensation
--------            ----      ------    -----     -----   ----------  -------- ------- ------------
                    ($$)       ($$)      ($$)      ($$)      (##)       ($$)         ($$)

Van A. Horsley      1995      105,000   -0-       925       -0-       40,900    -0-       559
President and       1994      105,000   -0-       925       -0-       50,000    -0-       559
Chief Executive     1993      105,400   -0-       925       -0-       42,606    -0-       559
Officer             1992      107,700   -0-       -0-       -0-        3,958    -0-       374


             401(k) Plan. On January 1, 1990, the Registrant adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and the Registrant are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 1995, the Registrant's matching contributions to the plan for the accounts of Van Horsley and Jo Brehm totalled approximately $427 and the matching contribution under the plan for the accounts of all executive officers as a group totalled $462. These amounts are included in column (i) of the Summary Compensation Table.

             (b)  Stock Option Plans.

             Options and Option Plans. Until April 10, 1988 the Registrant had two plans pursuant to which stock options could be granted to its directors and officers. These plans were the 1981 Non-Qualified Consultants' Plan and the 1981 Incentive Stock Option Plan (the "Old Plans"). On April 10, 1988, the Board of Directors canceled the Old Plans to the extent that shares reserved for issuance thereunder were not then under option, and adopted and authorized the 1988 Stock Option Plan (the "1988 Plan") and directed that management prepare the documents formally defining the plan. At that time the Board also authorized the issuance of certain options under the 1988 Plan. The Board formally approved the 1988 Plan on July 14, 1988 and the shareholders approved the 1988 Plan on September 28, 1988.

             Allocations of options under the Registrant's stock option plans are made by the Compensation Committee based on the duties, contributions and value of the services of the respective optionee. The Committee has the authority to determine to whom options were granted, the number of shares covered by each option, when each option was to be granted, date of initial ability to exercise, exercise price and certain other terms and to prescribe, interpret, amend and rescind rules and regulations relating to each plan. Any options canceled or not exercised within the option period became available for grants of new options under the plans. The Board also has the power to select committees consisting of not less than two members to administer each plan. The 1988 Plan contains the same provisions for administration as were contained in the Old Plans.

             Under the 1988 Plan, the Registrant reserved an aggregate of 1,000,000 shares of its common stock for issuance to employees (including officers), consultants and directors of the Registrant or any subsidiary. The plan contains restrictions on the number of options granted to officers and directors, exercise price, maximum term and transferability. On May 14, 1991, the Registrant filed a registration statement under the Securities Act of 1933 on Form S-8 which registered the shares of common stock underlying options granted under the 1988 Plan. As such, shares issued upon exercise of outstanding options can be traded on the open market with limited restriction.

             All of the options granted under the Old Plans and the 1988 Plan may be exercised through payment of the exercise price with shares of the Registrant's Common Stock or cash, or both. The ability to exercise options through surrendering shares of Common Stock enables holders of options to exercise the entire amount of an option by first exercising a small number of options, followed by successively larger option exercises which the optionee is able to effect by surrendering the increasing number of shares obtained thereby. For little or no initial cash payment, repeated exercises of options by surrendering stock having a market price in excess of the option exercise price, enable an optionee to provide sufficient consideration to the Registrant to exercise his entire stock option. The exercise of options might otherwise require substantial cash consideration. This procedure is often referred to as pyramiding.

     The following table sets forth certain information regarding stock options granted by the Registrant to the Chief Executive Officer and no other executive officers received total annual salary and bonus in excess of $100,000 during 1995. No stock appreciation rights were granted.



Option Grants in Fiscal 199

(a)                 (b)             (c)           (d)           (e)
                                % of Total
                               Options Granted  Exercise or
                  Options       Employees in    Base Price    Expiration
Name              Granted (#)    Fiscal Year     ($/sh)          Date

Van A. Horsley    40,900           18.9%         $1.50      June 1, 2000



Aggregated Option  Exercises in  Last Fiscal  Year  and Fiscal  Year End  Option
Values.

             The Following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 1995 fiscal year as well as the year-end value of options being held by such persons on September 30, 1995: No Stock Appreciation Rights have been granted, or are held by, any such person:


(a)                 (b)       (c)          (d)           (e)
                                       Number of      Value of
                                       Unexercised   In-the-Money
                  Shares               Options at     Options at
                 Acquired                FY End         FY End
                    on       Value    (Exercisable/ (Exercisable/
Name             Exercise   Realized Unexercisable) Unexercisable)

Van A. Horsley     -0-        $0      174,638 / 0    $6,000 / 0


            (c)  The Registrant has no long term incentive compensation plans.

            (d)   Other Compensation

            There are no plans to pay bonuses or deferred compensation to employees of the Company.

            The Company has adopted a medical insurance plan for its employees and provides life, disability, and other insurance plans for the benefit of its employees.

          (e)   Compensation of Directors

                     General. The Registrant's directors are authorized to receive $200 for each directors' meeting attended by them. To date, the directors have waived their right to receive directors fees. In September 1990, certain directors were granted options under the 1988 Stock Option Plan. Dr. Bayne owns an incentive stock option to acquire 20,000 shares of common stock at $4.00 per share, expiring June 11, 2003. Leroy Bilanich owns an incentive stock option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 11, 2003. The following options were granted during fiscal 1995 to board members: Dr. Bayne was granted an option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Mr. Bilanich was granted an option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Dr. Edwin Adair was granted an option to acquire 44,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Pat Horsley Adair was granted an option to acquire 23,600 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995.

                     Royalty Agreements. Dr. Adair and Dr. Bayne, directors of the Registrant, are each entitled to receive royalties equal to two percent of the net sales of products each assigned to the Company. No royalties have been accrued or paid to Dr. Bayne, however, $510,000 has been paid and $90,000 has been accrued to Dr. Adair. The Registrant is required to pay Dr. Adair minimum annual royalties of $120,000. Subsequent to the end of fiscal 1995, in an effort to help reduce negative cash flow during fiscal 1996, on December 1, 1995 Dr. Adair signed an agreement with the Registrant where he has accepted 120,000 common stock options priced at $1.00 per share in substitution for his customary cash royalty payment for the 1996 fiscal year. See Item 13 for further information regarding the royalty agreement, Certain Relationships and Related Transactions.

                     Indemnification Agreements. The Registrant has entered into indemnification agreements with each of its directors and officers providing for indemnification of each such director by the Registrant to the full extent permitted by the Colorado Corporation Code. The agreements provide that in all circumstances in which a director or officer may receive indemnification by statute, such indemnity shall be provided.

                     Officer's Life Insurance and Split-Dollar Agreement. In August 1990, the Registrant purchased a $1,000,000 convertible term key-man life insurance policy on its Chairman. Additionally, in August 1990, the Registrant entered into a split-dollar life insurance agreement with an irrevocable trust established by the Chairman and Secretary of the Registrant. The Registrant had agreed to pay substantially all of the annual premiums on the $2,000,000 whole-life, second-to-die policy which had the insurance trust as the beneficiary. The split-dollar agreement specified that the Registrant would receive the greater of premiums paid or cash surrender value upon the second insured's death. However, should the Registrant decide not to pay the premium prior to the second insured's death, the Registrant would only collect premiums paid to the extent of the cash surrender value. As such, the Registrant had recorded the premiums paid in the accompanying consolidated balance sheets to the extent of cash surrender value. Subsequent to the end of fiscal 1995 the Registrant terminated both the above policies as a cost-cutting measure. The Registrant does however, currently maintain a $100,000 whole life key-man insurance policy on its Chairman which was acquired in 1985.

                     The Registrant has no other arrangements pursuant to which it compensates its directors for acting in their capacities as such.

     (g) The Registrant has no employment contracts with any executive officer. The Registrant has no compensatory arrangement which may result from a change-of-control of the Registrant or a change in any executive officers responsibilities.

     (h)  No options were repriced during the fiscal year.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

               (a) and (b)   Security ownership of certain beneficial owners and
management.

               At September 30, 1995, the Registrant had only one class of outstanding voting securities, its Common Stock, $.001 par value. The following table sets forth information as of September 30, 1995 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.



                                             Shares owned        Percent
Name of beneficial owner                   beneficially (1)     of class

Edwin L. Adair, M.D.                         1,246,898 (2)        18.1%
and Pat Horsley Adair
317 Paragon Way
Castle Pines Village
Colorado   80104

I. Dean Bayne, M.D.                              40,000           0.6%

Van Horsley                                     253,858 (3)       3.7%

Leroy Bilanich, Ed.D.                            40,000           0.6%

All officers and                               1,655,556 (4)      24.1%
directors as a
group (6 persons)


(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(2) Includes 367,600 stock options issued to the Chairman of which all are presently exercisable. Does not include 120,000 options issued to Dr. Adair in December, 1995 in consideration for cancellation of fiscal 1996 royalty payments due him totaling $120,000.

(3)       Includes 174,638 shares under presently exercisable stock options.

(4) Includes shares referenced in notes (2) through (3) and 74,800 additional shares and options held by one officer who is not a director, all of which are presently exercisable.

     (c)  Changes in Control.

     The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company.

Item 12.        Certain Relationships and Related Transactions.

     (a) and (b)  Transactions With Management and Others.

     The Registrant has engaged in certain transactions with members of its Board of Directors. In each case, the Board believed that the transaction was in the Registrant's best interests and the terms of the transaction were at least as fair to Registrant as could have been obtained from an independent person, and the transaction was approved by the disinterested directors. Registrant will continue to follow this procedure in approving any transactions with affiliated persons. No such transactions are contemplated at this time.

     License Agreement with Dr. Adair. The Registrant has entered into a license agreement, as further amended and explained below, effective June 3, 1987, with its Chairman relating to the use of certain technology invented and developed by him. Originally, the agreement licensed technology relating to certain malleable endoscopes, flexible optical catheters, the Adair/VeressTM needle and complementing viewing systems for use in connection with detection, diagnosis and treatment of disease or injury in humans and animals. The Registrant used this technology to develop the Model 5990 Optical Catheter System.

     Pursuant to an amendment, dated February 20, 1989, to the license agreement described in the preceding paragraph, the Registrant acquired the rights to certain technology including patent applications for technology related to the Registrant's (a) speculum camera which uses a small, video camera attached to a speculum for magnified viewing of the cervix as a diagnostic tool; and (b) camera with a sterilizable sheath (disposable), a molded or machined container used to hold the camera in place, and which utilizes a standard, off-the-shelf camera which is covered by a specialized sheath which provides proper alignment with endoscopes, sterility of the system and reduced cost to the hospital or other end-user.

     Pursuant to an amendment dated June 22, 1989, to the license agreement described above, the Chairman agreed not to exercise his right of termination of the license if the Registrant used its best efforts to manufacture and market all products developed utilizing the technology included within the license. In exchange for the agreement not to exercise his right of termination, the Registrant agreed to pay the Chairman minimum annual royalties of $60,000, $80,000 and $100,000 for the years ended September 30, 1990, 1991 and 1992, respectively. Thereafter, the Registrant has agreed to pay the Chairman minimum annual royalties of $120,000. The license agreement does not specify a termination date. Through September 30, 1995, the Registrant has paid the Chairman $510,000 as specified under the agreement.

     Pursuant to an amendment dated July 2, 1992, to the license agreement noted above, the Chairman agreed to add further developed technology along with patents and trademarks to the license agreement at no additional cost to the Registrant. This amendment added 23 technologies that had either patents pending or fully- issued patent coverage.

     Pursuant to Amendment No. 4 dated October 8, 1992, to the license agreement noted above, the Chairman and Registrant agreed to continue the aforementioned royalty payments indefinitely and issue to the Chairman options to purchase an additional 300,000 shares of the Registrant's common stock at $4.00 per share. In exchange for the issuance of additional options and the continuation of the royalty payment stream, the Chairman agreed to contribute certain patent rights and technology (including some as yet to be issued patent rights) relating to rigid video endoscopes using advanced chip technology.

     The amendment includes future technology relating to operative channel endoscopes, thoracic endoscopes, 3-D endoscopes and related disposable products. Specifically excluded from the license agreement is technology relating to flexible or steerable endoscopic devices.

     Other provisions included in this amendment include an option issued to the Chairman allowing him to require the Registrant to register the options granted pursuant to Amendment No. 4. The cost of registration will be borne by the Registrant. In addition, the Registrant agreed to sub-license technology to the Chairman relating to the use of laser light through flexible or steerable endoscopes on a non-exclusive basis.

     The Registrant further agreed that, if within a three year period of the issuance of any patent included in the license agreement, as amended, the Registrant fails to commercialize such technology, the Chairman, upon written request, may terminate the license agreement on that specific patent. Furthermore, the Chairman has the right to terminate the license agreement on specific technologies upon acquisition by another person of 20% or more of the outstanding stock of the Registrant unless the acquiror provides notice in writing, within 30 days, of its intention to commercially exploit the specific technologies.

     The Chairman is free to research and develop future technology and know-how at his own expense. Such as yet unnamed future technology is not a part of the aforementioned license agreement and the Registrant has no ownership rights to such technology. However, the Chairman has agreed to offer the Registrant a first right of refusal on such future technology prior to offering such technology to an unrelated third party. The first right of refusal shall be made in writing to the Registrant and remain open for a period of 60 days. During the development of this technology, the Registrant will allow the Chairman access to facilities, equipment and inventory of the Registrant at no cost provided the activities do not interfere with the ongoing business of the Registrant or result in an unreasonable expense to the Registrant.

     Should the Registrant accept the technology and know-how, such technology shall automatically be included within the license agreement, including all amendments. Furthermore, the Registrant shall be responsible to pay all future patent and development costs associated with the new technology. If the
Registrant rejects the new technology, the Chairman is free to pursue third party alliances and has no further obligation to re-offer such technology to the Registrant. However, the Chairman may not use the facilities, equipment, inventory or other resources of the Registrant for any such further development of said technology.

     The Registrant is free to terminate the license agreement, as amended, at any time and without penalty. The Chairman must give the Registrant 45 days prior written notice of his intent to terminate the license upon default by the Registrant of its obligations under the license agreement. Additionally, the license will terminate automatically immediately if (i) the Registrant files a voluntary case in bankruptcy or (ii) any order for relief against the Registrant shall be entered in an involuntary case in bankruptcy or (iii) the Registrant shall fail, or admit in writing an inability, to pay its debts as they mature.

     The technology added to the license agreement over the years has increased MEDY's patent maintenance costs and management recently performed a review of the viability of certain of the technology based upon MEDY's current business and marketing plans. Management has determined that MEDY would not likely develop certain of the technology into saleable products because of the anticipated costs involved and the recent difficulties MEDY has had in obtaining approval of new devices from the federal Food and Drug Administration ("FDA"). As a result, management recommended, and the Board approved, the return of twelve items of technology to Dr. Adair. Medical had approximately $73,000 invested in this technology, and the maintenance costs for this technology which was not likely to be commercialized by MEDY in the near future were in excess of $20,000 per year. To conserve cash flow and to allow management to concentrate on MEDY's other products, the Board of Directors approved the return of this technology to Dr. Adair.

     At the same time, the Board approved an amended and restated license agreement with Dr. Adair which consolidated the original license agreement and the four amendments thereto, and added an expanded right of first refusal. The principal amendments are:

     The definition of "Technology" included within the license agreement was modified to more accurately describe the technology developed by Dr. Adair which is of continuing interest to MEDY: the Optical CatheterTM technology (including the fluorescence detection system); the Adair-Veress needleTM, the technology associated with the Electronic Video LaparoscopeTM, and Lap-WrapTM. The restated license agreement continues to specifically exclude from its terms technology relating to flexible or steerable endoscopic devices (other than the Optical Catheter). In the restated license agreement, MEDY continues to agree to sub-license technology to the Chairman relating to the use of laser light through flexible or steerable endoscopes on a non-exclusive basis.

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

     The financial provisions of the license agreement were not modified in any material respect. The restated license agreement continues to provide for minimum royalties payable to Dr. Adair of $120,000 per year. The license agreement does not specify a termination date. Currently MEDY is accruing these royalties for future payment to Dr. Adair, without interest. These accrued royalties are collateral for a guarantee from Dr. Adair of a loan made by MEDY to an affiliated company, Micro-Medical Devices, Inc. (See further discussion under "Distribution Agreement," below.) As noted above, Dr. Adair accepted 120,000 of the Registrants common stock options in lieu of the cash royalty payments due him for fiscal 1996.

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

Distribution Agreement.

     The Registrant entered into a distribution agreement with Micro-Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair during June of fiscal year 1995. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy SystemTM ("USES"). MEDY had previously owned certain rights to this technology under the License Agreement but was required to return the technology to Dr. Adair due to MEDY's inability to commercialize the product within the required three year period. MEDY was unable to do so because of its lack of financial capability and its inability to obtain approval of products from the FDA. Dr. Adair, therefore, continued the research and development necessary to develop USES and the related products at his own expense, and through MMD, obtain FDA approval thereof.

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

     As a condition of the distribution agreement, however, MEDY agreed to loan MMD up to $120,000 pursuant to a promissory note signed by MMD. The note is collateralized by the amounts due Dr. Adair under the restated license agreement as the sole shareholder of MMD, and he has pledged all amounts due to him under the restated license agreement as collateral for this guarantee. MEDY is accruing these amounts payable to Dr. Adair without interest. MEDY is not obligated to advance any amounts to MMD except to the extent these amounts are fully collateralized by amounts due to Dr. Adair. The promissory note from MMD to MEDY bears interest at a rate of 1% over the current prime rate per annum. Furthermore, the distribution agreement provides that MEDY may credit 100% of the purchase price of any products from MMD under the distribution agreement against amounts due under the promissory note. As of September 30, 1995 MMD owed the Registrant $110,000 under the terms of the note, plus accrued interest. See note 3 to the financial statements.

     MMD also agreed to sublease space from MEDY for administration purposes at cost. The amount of space has not yet been defined, but the rental payment and reimbursement to MEDY for employees MMD may utilize are intended to compensate MEDY for all associated expenses, including rent on a per-square-foot basis.

     In October 1987, I. Dean Bayne, M.D., a director, assigned his rights and interest in a then pending patent application related to the Bayne Pap BrushTM described in "Item 1 - Business -Patents, Trademarks and Licenses." To reimburse him for his expenses in developing that product and as compensation for the assignment, the Registrant paid Dr. Bayne 10,000 shares of restricted common stock and will pay him a royalty for the duration of the patent equal to two percent of the net sales of the Bayne Pap BrushTM, less certain expenses. As of September 30, 1995, no royalties have been accrued or paid under this arrangement. See "Item 1 - Business."

     The Registrant employs two sons of Dr. Adair and one son of Pat Horsley Adair at annual salary rates of approximately $45,600, $45,600, and $105,000. During the most recently completed fiscal year those persons received no compensation from the registrant in addition to their salaries.

     Except as otherwise stated above, since October 1, 1991, the Registrant has not been a party to any transaction involving in excess of $60,000, in which any director or executive officer, nominee for election as a director, security holder of record or beneficially of more than five percent of any class of the Registrant's securities, or any member of the immediate family of the foregoing had or will have a direct or indirect material interest.

     The Registrant is not aware of any other relationship between nominees for election as directors or its directors and the Registrant that are similar in nature and scope to those relationships listed in this Item 12.

     (c)  Parents of the Company

     Not applicable, inasmuch as there are no "Parents" of the Registrant.

     (d)  Transactions with Promoters

     Not applicable, inasmuch as the Company was organized more than five years ago.

Item 13.        Exhibits and Reports on Form 8-K.

     (a) Exhibits

          The following isa complete list ofexhibits filed as partof this Annual Report on Form 10-KSB, which Exhibits are incorporated herein.

Exhibit
 Number                  Description

 3.1(k)                  Restated Articles of Incorporation
                         (December 30, 1988)

 3.2(n)                  Bylaws, as amended

 10.1(m)                 Amendment Number Five to Lease
                         Agreement - Englewood Office Space

 10.2(a)                 Stock Option Plan - Consultant's

 10.3                    Omitted

 10.4(j)                 1988 Stock Option Plan

 10.5                    Omitted

 10.6(d)                 Sales Representative Agreement
                         - Form

 10.7(e)                 International Distributor Agreement

 10.8(f)                 Indemnification Agreement - Edwin L.
                         Adair, M.D.

 10.9(f)                 Indemnification Agreement - Pat
                         Horsley Adair

 10.10(h)                Indemnification Agreement - I. Dean
                         Bayne

 10.11(a)                Employee Confidentiality Agreement -
                         Form

 10.12(b)                Section 125 Cafeteria Plan

 10.13(h)                Patent Assignment - Bayne Pap Brush

 10.14(o)                Amended  and  restated License
                         Agreement with Edwin L. Adair
                         effective as of June 1, 1995

 10.15                   Omitted

 10.19                   Omitted

 10.20                   Omitted

 10.21                   Omitted

 10.22                   Omitted

 10.23                   Omitted

 10.24                   Omitted

 10.25(n)                401(k) Plan

 10.26(b)                Indemnification Agreement - Van A.
                         Horsley

 10.27(b)                Indemnification Agreement - Leroy A.
                         Bilanich

 22.1                    Subsidiaries   of    the   Registrant: MedPacific
                         Corporation, a Washington corporation

 24.1*                   Consent of McGladrey & Pullen, LLP

  *                      Filed herewith.

  (a) Incorporated by reference from Registration Statement on Form S-1, SEC File No. 2-82856.

  (b) Incorporated by reference from the Registrant's Form 10-K for the period ended September 30, 1991.

  (c)                    Omitted.

  (d) Incorporated by reference from the Registrant's Form 10-K for the year ended September 30, 1984.

  (e) Incorporated by reference from the Registrant's Form 8-K reporting an event of February 8, 1985.

  (f) Incorporated by reference from the Registrant's Form 10-K for the year ended September 30, 1986.

  (g)                    Omitted.

  (h) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended September 30, 1987.

  (i)                    Omitted.

  (j) Incorporated by reference from the Registrant's Form 8-K reporting an event of October 12, 1988.

  (k) Incorporated by reference from the Registrant's Form 10-Q for the quarter ended December 31, 1988.

  (l)                    Omitted.

  (m) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 33-29497, filed with the Commission on July 26, 1989.

  (n) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended September 30, 1990.

  (o) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended June 30, 1995.

               (b)  Reports on Form 8-K

               During the last quarter of the period covered by this Report the Company filed no reports on Form 8-K.


                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MEDICAL DYNAMICS, INC.


                                             By /s/ Van A. Horsley
                                                 ------------------
                                               Van A. Horsley,
                                               President

Date:  January 15, 1996


               In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


January 15, 1996                             /s/  Van A. Horsley
                                             -------------------
                                             Van A. Horsley, Principal Executive
                                             Officer,     Principal    Financial
                                             Officer, and Director


January 15, 1996                             /s/  Edwin L. Adair
                                             --------------------
                                             Edwin L.  Adair, M.D., Chairman  of
                                             the Board and Director


January 15, 1996

                                             I. Dean Bayne, M.D., Director


January 15, 1996                             /s/  Pat Horsley
                                             ----------------
                                             Pat Horsley Adair, Director

January 15, 1996

                                             Leroy Bilanich, Director

                                   Contents


INDEPENDENT AUDITOR'S REPORT                           F-1
FINANCIAL STATEMENTS

Consolidated balance sheets                            F2 - F3

Consolidated statements of operations                  F-4

Consolidated statements of stockholders' equity        F-5

Consolidated statements of cash flows                  F6 - F7

Notes to consolidated financial statements             F8 - F16

                                  Independent Auditor's Report


Board of Directors and Shareholders
Medical Dynamics, Inc. and Subsidiary
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Medical Dynamics, Inc. and its wholly-owned subsidiary, MedPacific Corporation (the Company) as of September 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and Subsidiary as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 6 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      McGLADREY & PULLEN, LLP


Denver, Colorado
November 27, 1995, except for the fourth paragraph in Note 6, as to which the date is December 1, 1995


MEDICAL DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1994


ASSETS                                           1995         1994
Current assets
Cash including cash equivalents
  1995 $1,029,900;  1994 $1,076,900            $1,071,700   $1,151,600
Investments                                        10,000    1,010,500
Trade receivables, less allowance
  for doubtful accounts
  1995 $45,000; 1994 $55,000                      391,600      457,800
Note receivable - officer (Note 3)                110,000            -
Inventories (Note 2)                              948,500      984,300
Prepaid expenses                                   25,100       34,300
                                              -----------   ----------
     Total current assets                       2,556,900    3,638,500
                                              -----------   ----------
Equipment
  Loaner equipment                                678,100      704,800
  Machinery and equipment                         343,100      325,300
  Furniture and fixtures                          270,200      266,000
  Leasehold improvements                           54,500       54,500
                                              -----------   ----------
                                                1,345,900    1,350,600
  Less accumulated depreciation
   and amortization                            (1,202,000)  (1,063,300)
                                              -----------   ----------
                                                  143,900      287,300
                                              -----------   ----------
Other assets
 Patents, patents pending, and
   trademarks, net of accumulated
   amortization 1995 $609,400;
   1994 $559,700                                  155,500      299,000

Other (Note 8)                                     29,400      142,700
                                              -----------   ----------
                                                  184,900      441,700
                                              -----------   ----------
                                               $2,885,700   $4,367,500
                                              ===========   ==========

See Notes to Consolidated Financial Statements.



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  1995          1994
Current liabilities
  Accounts payable                               $188,400    $ 161,900
  Accrued expenses                                 50,900       60,200
  Product warranty costs                           25,000       50,000
  Accrued royalties (Notes 3 and 6)                90,000       90,000
                                              -----------    ---------
     Total current liabilities                    354,300      362,100
                                              -----------    ---------

Commitments and contingencies
  (Notes 3, 4, 6, 8, and 9)

Stockholders' equity (Notes 4 and 6)
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares;
     none issued                                       -            -
  Common stock, $.001 par value;
   authorized 15,000,000 shares;
     issued 1995 6,895,400 shares;
     1994 6,885,400 shares                          6,900        6,900
  Additional paid-in capital                   16,585,500   16,575,500
  Accumulated deficit                         (13,981,700) (12,497,700)
                                              -----------   ----------
                                                2,610,700    4,084,700

Treasury stock at cost, 15,900 shares
  1995 and 1994                                   (79,300)     (79,300)
                                              -----------    ---------
                                                2,531,400    4,005,400
                                              -----------    ---------

                                               $2,885,700   $4,367,500
                                              ===========    =========




MEDICAL DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1995 AND 1994


                                             1995                1994
Net sales (Notes 7 and 10)                 $ 1,195,200      $ 1,446,800
Cost of goods sold                           1,112,400        1,219,200
                                           -----------      -----------
Gross profit                                    82,800          227,600
                                           -----------      -----------
Other operating revenue                        135,900          128,100
                                           -----------      -----------
Operating expenses:
  Selling, general and
    administrative                           1,364,400        1,539,200
  Research and development                     228,100          142,500
  Royalty (Note 6)                             120,000          120,000
  Loss from patents transferred
   to related party (Notes 3 and 6)             73,000            -
                                           -----------      -----------
                                             1,785,500        1,801,700
                                           -----------      -----------
     Operating loss                         (1,566,800)      (1,446,000)
                                           -----------      -----------
Financial income (expense):
     Interest income                            82,900           58,100
     Interest expense                             (100)         (27,800)
                                           -----------      -----------
                                                82,800           30,300
                                            -----------      -----------
     Net loss before income taxes           (1,484,000)      (1,415,700


Income tax expense (Note 5)                       -                -
                                          ------------      ------------
     Net loss                             $ (1,484,000)     $ (1,415,700)
                                          ============      ============
Primary loss per share (Note 1)
     Net loss per share                         $(0.22)          $ (0.21)
                                          ============      ============
Fully diluted loss per share (Note 1)
     Net loss per share                         $(0.22)          $ (0.21)
                                          ============      ============


See Notes to Consolidated Financial Statements.



MEDICAL DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                         Additional
                            Common Stock          Treasury Stock           Paid-in        Accumulated
                          Shares     Amount     Shares      Amount         Capital           Deficit       Total
                         -------------------    ------------------       ----------       -----------      -----
Balance,
  September 30, 1993     5,795,100  $ 5,800       -         $   -        $13,825,800     $(11,082,000)   $2,749,600

Proceed from sale of
  common stock
  (Note 4)                 974,700    1,000       -             -          2,601,800                -     2,602,800

Proceeds from exercise of
  common stock options
  (Note 4)                 115,600      100       15,900    (79,300)         147,900                -        68,700

Net loss                         -       -             -          -                -       (1,415,700)   (1,415,700)
                         ---------   ------      -------    -------        ---------       ----------     ---------

Balance,
  September 30, 1994     6,885,400    6,900       15,900    (79,300)       16,575,500     (12,497,700)    4,005,400

Sale and issuance
  of common stock           10,000        -            -          -            10,000               -

Net loss                         -        -            -          -                 -      (1,484,000)   (1,484,000)
                         ---------   ------       ------    --------       ----------       ----------    ---------

Balance,
  September 30, 1995     6,895,400   $6,900       15,900   $(79,300)       $16,585,500    $(13,981,700)  $2,531,400
                         =========   ======       ======    ========       ===========     ===========    =========

See Notes to Consolidated Financial Statements.



MEDICAL DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1995 AND 1994
                                             1995                1994
Cash Flows from Operating Activities
 Net loss                               $(1,484,000)        $ (1,415,000)

 Adjustments to reconcile
 net loss to net cash (used in)
 operating activities:
     Depreciation and amortization           268,600             335,000
     Provision for obsolete inventory        100,000                   -
     Gain on sale of loaner equipment        (51,200)            (68,400)
     Loss on disposal of patents              76,700                   -
     Change in assets and liabilities:
      Decrease in trade receivables           66,200             267,500
      (Increase) decrease in inventories     (79,900)            226,300
      Decrease (increase) in
      prepaid expenses                         9,200              (3,700)
      (Decrease) in accounts
      payable and accrued expenses            (7,800)            (278,200)
                                         -----------             --------
          Net cash (used in)
          operating activities            (1,102,200)            (937,200)
                                         -----------             --------

Cash Flows From Investing Activities
 Proceeds from sale of loaner equipment       52,600              108,100
 Proceeds from maturity of
  certificate of deposit                      25,000               50,000
 Proceeds from sale of investments           985,500                    -
 Advances on notes receivable-officer       (110,000)                   -
 Additions to patents                        (22,100)             (26,100)
 Purchase of equipment                       (12,000)             (24,800)
 Purchase of certificate of deposit          (10,000)             (25,000)
 Purchase of investments                           -             (985,500)
 Reductions (additions to) in deposits
  and cash surrender value
   of life insurance                         113,300               (9,900)
                                         -----------             --------
          Net cash provided by
          (used in) investing activities   1,022,300             (913,200)
                                         -----------             --------
Cash Flows From Financing Activities
 Proceeds from sale and
  issuance of common stock                        -              2,671,000
 Payment of note payable -
  officer borrowings                              -              (248,200)
 Payment of loans on life
  insurance policies                              -               (46,200)
                                         -----------             --------

          Net cash provided by
          financing activities                    -              2,377,100
                                         -----------             ---------




MEDICAL DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                             1995            1994
Increase (decrease) in cash
 and cash equivalents                      (79,900)         526,700

Cash and cash equivalents:
 Beginning                                1,151,600         624,900
                                        -----------     -----------
 Ending                                 $ 1,071,700     $ 1,151,600
                                        ===========     ===========
Supplemental Disclosures of
 Cash Flow Information
 Cash paid during the year
  for interest                          $       100     $    10,000
                                        ===========     ===========
Supplemental Schedule of
  Noncash Investing
  and Financing Activities
 Net loaner equipment
  transfers from inventory              $    15,700     $    20,500
                                        ===========     ===========
 Common stock issued to
  purchase equipment                    $    10,000     $         -
                                        ===========     ===========
 Treasury stock acquired in
  exchange for issuance of common
  stock upon exercise of stock options  $         -     $    79,300
                                        ===========     ===========
 Note payable - officer paid by
  reduction of prepaid interest         $         -     $    91,800
                                        ===========     ===========


See Notes to Consolidated Financial Statements.


MEDICAL DYNAMICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies

Nature of business:

Medical Dynamics, Inc. and Subsidiary (the Company) are engaged in the design, development, manufacture and marketing of medical video cameras and related surgical disposable products for a variety of medical specialties. These products are sold directly to hospitals, health care professionals, wholesalers, and original equipment manufacturers throughout the United States and foreign markets. Sales are typically made on terms of net 90 days, though some extended terms are offered on foreign sales, to match terms normally offered in certain countries.

Principles of consolidation:

The financial statements include the accounts of the Company and its wholly-owned subsidiary, MedPacific Corporation. All significant intercompany accounts and transactions have been eliminated.

Use of estimates in the preparation of financial statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates includes allowance for doubtful trade accounts receivables and an obsolete inventory reserve. These reserves are established based on review of accounts receivable and past debt history and a review of inventory usage, receptively.

Cash and cash equivalents:

For purposes of reporting the consolidated statements of cash flows, the Company includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying consolidated balance sheets. Cash equivalents include a mutual fund backed by U.S. Government and Government Agency Securities.

Investments:

Investments, which consists of a certificate of deposit, and U.S. Government Securities at September 30, 1994, are carried at amortized cost, which approximates fair market value.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market. All inventory is classified as a current asset although part of such inventory, because of current sales volume, is not anticipated to be utilized within one year.

Equipment:

Equipment is stated at cost. Depreciation and amortization is computed principally by the straight-line method over the following estimated useful lives:

                                       Years
Loaner equipment                       3
Machinery and equipment                3 - 10
Furniture and fixtures                 3 - 10

Improvements to leased property are amortized over the lesser of the life of the lease or life of the improvements.

Patents and trademarks:

Patents and trademarks are stated at cost and are amortized over their estimated economic lives up to ten years. In the event patents pending are not granted, the related costs will be charged to operations. The Company reviews its patents annually to determine potential impairment by comparing the carrying value of the intangible with expected future net cash flows related to the patent. An impairment loss would be recognized if the Company determined the carrying value exceeded the fair market value of the patent.

Warranty accrual:

The Company provides a warranty against defects in materials and workmanship, generally for a period between one month and two years following the date of sale of the equipment. Estimated future costs of product warranties are charged to selling, general and administrative expenses.

Income (loss) per common share:

For the years ended September 30, 1995 and 1994 earnings per share are computed based upon 6,879,500 and 6,602,400, weighted average common shares outstanding for both primary and fully-diluted earnings per share. Shares issuable under common stock purchase warrants and common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive.

Income tax matters:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition:

The Company recognizes all revenue when it receives a valid purchase order and ships completed, finished products to a customer.

Other operating revenue:

Other operating revenue includes product service revenue of $41,300 and $59,800 for the years ended September 30, 1995 and 1994, respectively.

Note 2.   Inventories

Inventories consist of the following at September 30, 1995 and 1994:


                                          1995               1994
                                          ----               ----
Raw materials, purchased,
and replacement parts                  $466,100           $ 534,700
Finished goods                          656,400             525,700
Work in process                          26,000              23,900
Obsolete inventory reserve             (200,000)           (100,000)
                                        -------             -------
                                       $948,500            $984,300
                                        =======             =======



Note 3.  Note Receivable - Officer and Related Party Transactions

Note receivable - officer consists of a note due from an entity owned by the Company's Chairman (the Chairman). The note is due January 15, 1996 and bears interest at prime plus 1% (8.75% at September 30, 1995). The note is secured by all amounts due or which may become due to the Chairman under a license agreement with the Company (See Note 6).

In a related transaction, the Company transferred to the entity owned by the Chairman the licensed right to patents with a net book value of approximately $21,000. The patents had originally been obtained from the Chairman under the license agreement described above, and were transferred because the Company was unable to obtain FDA approval for products using the patents. The related entity has since obtained FDA approval and has entered into an exclusive agreement to have the Company distribute all products it manufactures. The agreement runs through June 30, 2000. The Company has purchased approximately $25,000 of products under the agreement at September 30, 1995, this amount was also included in accounts payable at September 30, 1995. There has been no significant sales of the products purchased under the agreement.

Note 4.  Common Stock (see also Note 6)

Stock option plan:

The Company has a stock option plan under which options to purchase common stock are granted generally at not less than the fair market value of the stock at the date of grant. The Board of Directors approved the plan on July 14, 1988 and a majority of the Company's stockholders approved the plan in October 1988. An aggregate of 1,000,000 shares were reserved for issuance pursuant to the terms of the plan. Activity in the stock option plan for the last two years is as follows:



                                         Stock Option Plan
                                       -----------------------
                                                     Average
                                       Number of      Price
                                         Option     Per Option
                                       -----------------------
Outstanding
 September 30, 1993                     282,700         $1.93

 Granted                                      -             -
 Exercised                             (115,600)         1.28
 Canceled and expired                    (7,300)         1.82
                                       --------         -----

Outstanding
 September 30, 1994                      159,800         2.47

 Granted                                       -            -
 Exercised                                     -            -
 Canceled and expired                    (26,700)        1.33
                                       ---------        -----
Outstanding
 September 30, 1995                       133,100       $2.69
                                       ==========       =====


The range of exercise prices of options exercised was $.85 to $3 in 1995 and 1994. During 1994 treasury stock was acquired in exchange for issuance of common stock pursuant to options exercised. At September 30, 1995, shares of common stock reserved for issuance under options totaled 133,100. Options available for future grant at September 30, 1995 totaled 83,100.

The Board has also agreed to issue options to purchase shares of the Company's common stock to certain employees as part of their compensation package. The option price on these options will be the market price on the date authorized. None of these options have been approved under a qualified plan by the stockholders and, as such, have certain holding period requirements and trading restrictions.

During 1994, the Company sold 974,700 shares of its common stock for $2,602,800. The sale of the shares were made pursuant to a Regulation S placement. Under Regulation S, sales can only be made to qualified foreign investors, and must be held by the purchasers for a requisite period of time and meet other Regulation S requirements before they are able to sell the shares in the United States. The shares were sold at a discount of 37.5% to 40% of the closing bid price of an average of three days prior to the sale.


Note 5.  Income Taxes

Under the provisions of the Internal Revenue Code, the Company has available for federal income tax purposes, net operating loss and business tax credit carryforwards of approximately $14,500,000 and $188,000, respectively, which expire in varying amounts from 1996 through 2010.

The net operating loss and business tax credit carryforwards described above gives rise to a deferred tax asset of approximately $5,500,000. This asset is recorded net of a valuation allowance of the same amount, therefore no amounts are reflected in the accompanying balance sheet.

The actual provision for income taxes varied from the expected provision for income taxes (computed by applying the statutory U.S. Federal income tax rates to loss before taxes) due to the above carryforward and related valuation allowance.

Note 6.  Commitments and Contingencies

The Company has incurred continued substantial operating losses , negative cash flows from operations and has had trouble obtaining FDA approval on new products, the Company's future viability depends on its ability to increase sales and become profitable. To this end the Company will look for new OEM customers, increase marketing efforts on new products, explore distribution of products to new medical specialties, continue to expand in the foreign market place, and believes it will no longer have difficulty obtaining FDA approval on new products. However, there are no assurances that these efforts will result in a long-term increase in sales, profitability and cash flows, to allow for the long-term viability of the Company. The financial statements do not include any adjustment relating to the recoverability of recorded asset amounts, or the amounts of liabilities that might be necessary should the Company not be able to continue in existence, including the write-off of patents that would revert back to the Chairman under a licensing agreement.

Recently, the cost of health care has risen significantly, and there have been proposals by legislators, regulators and third party health care payors to curtail these cost increases. Some proposals have involved limitations on the amount of reimbursement for specific surgical procedures. The Company is unable to predict the changes to be made in the reimbursement procedures utilized by third party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive, and in some instances, put pressure on medical suppliers to lower their prices. As a result, the Company is unable to predict the financial impact of these factors.

The Company has various agreements to pay royalties to both a former officer and current directors of the Company. These royalties are based on the sales of specified products, some of which are no longer manufactured by the Company. In June, 1987, the Company entered into a license agreement with its then CEO and Chairman relating to the use of certain technology invented and developed by the Chairman. In connection with the agreement, the Company has agreed to pay royalties based on the greater of 2% of the sales of products which relate to this technology or the minimum annual royalties as described below. For the years ended September 30, 1995 and 1994 the Company accrued $120,000 in royalty expense of which $90,000 remained unpaid at each year end. The June, 1987 license agreement, as further amended, requires the Company to pay the Chairman minimum annual royalties of $120,000 for fiscal 1994 and beyond. The agreement does not specify the termination date, though both parties can terminate the agreement under certain circumstances. The Chairman can terminate the agreement with 45 days prior written notice upon default by the Company of its obligations under the agreement, and for specific technologies upon acquisition by another person of 20% or more of the outstanding stock of the Company unless, the acquior provides notice of its intention to commercially exploit the specific technologies. The agreement will terminate automatically if the Company is involved in a bankruptcy proceeding. In the circumstances described, the rights to be patents would revert back to the Chairman. Also under the agreement any patents not commercially developed by the Company in three years will revert back to the Chairman. During 1995, approximately $62,000 of patents were written off when the rights reverted back to the Chairman under this provision.

On December 1, 1995, the Chairman agreed to waive all payments due him under the above license agreement for the year ended September 30, 1996, in exchange for stock options to purchase 120,000 shares of common stock at $1 per share.

On October 8, 1992, the Company's Board of Directors issued options to purchase 300,000 shares of the Company's common stock at $4 per share to the Chairman in exchange for a license to develop and market certain patents rights and technology developed by the Chairman. The Company has agreed to register the options under certain circumstances. In connection therewith, the Board amended its 1987 license agreement and incorporated this technology in exchange for the options granted. The options can be exercised through October 2002. These options were not granted pursuant to a qualified plan and, as such, are subject to certain holding period requirements and trading restrictions. The commitments relating to the 1987 license agreement discussed in the previous paragraph were not changed by the above amendment.

During fiscal 1995 and 1994, the Company granted stock options, totaling 216,200 and 100,000, respectively, at the then current market price, to certain officers, employees and sales representatives of the Company. The stock options were granted as part of their compensation package to certain officers and employees for both past and future service and as incentives to certain affiliates for future services to be performed. The Company may, in the future and at its discretion, decide to grant additional options to certain officers, employees and affiliates in lieu of compensation or services performed by those individuals or entities. These options are not pursuant to a qualified plan and, as such, will be subject to certain holding period requirements and trading restrictions. In all cases, options were granted at market prices in effect at the time of grant. At September 30, 1995, a total of 491,900 options have been granted, at an average price per option of $2.36. None of the options have been exercised. These option expire, beginning with 4,000 in the year ending September 30, 1997, 112,000 in 1998 and 375,900 in 2004.

The Company is committed to either compensating certain officers and employees at market rates or granting additional stock options as part of their compensation package. Under these circumstances, the Company and employee will mutually agree, on an annual basis, to the most beneficial compensation arrangement, subject to the employee or affiliate performing agreed upon future services.

The Company is regulated by the federal Food and Drug Administration (FDA). The Company cannot ensure that an adverse financial impact will not occur should the FDA find the Company's Good Manufacturing Practices are in non-compliance with current Federal regulations. If the FDA finds that a manufacturer is not in compliance, the manufacturer may be prohibited from marketing the products for which they are not in compliance, until such time as the manufacturer complies with the applicable FDA regulation. The Company has recently had difficulty obtaining FDA approval on new products due to past findings during FDA inspections. However, the Company does not expect problems in the future due to a change in FDA policy.

The Company conducts its operations from leased facilities and leases certain equipment. The terms of the facilities lease require the Company to pay all maintenance, utilities, property taxes and insurance. Rent expense has been recorded on a straight-line basis over the life of the lease. Following is a schedule of future minimum commitments under operating leases having an initial or remaining term of more than one year.

Years Ending September 30,
1996                                   $152,000
1997                                    162,600
1998                                    171,100
                                        -------
                                       $485,700
                                        =======

Total rent expense was $136,300 and $113,000 for the years ended September 30, 1995 and 1994, respectively.

Note 7.  Foreign Sales

The Company had export sales of $456,600 and $596,400 for the years ended September 30, 1995 and 1994, respectively. The sales are made in United States dollars.

Note 8.  Officers Life Insurance and Split-Dollar Agreement

In August, 1990, the Company purchased a $1,000,000 convertible term key-man life insurance policy on its Chairman. Subsequent to the end of the year, the Company terminated this plan due to cost cutting measures. The Company also has a $100,000 whole life key-man insurance policy on its Chairman which was acquired in 1985. The convertible term policy is renewable annually through year 2003.

Additionally, in August, 1990, the Company entered into a split-dollar life insurance agreement with an irrevocable trust established by the Chairman and Secretary of the Company. The Company has agreed to pay substantially all of the annual premiums on a $2,000,000 whole-life, second-to-die policy which has the insurance trust as the beneficiary. The split-dollar agreement specifies that the Company will receive the greater of premiums paid or cash surrender value upon the second insured's death. However, should the Company decide not to pay the premium prior to the second insured's death, the Company would only collect premiums paid to the extent of the cash surrender value. As such, the Company has recorded the premiums paid in the accompanying consolidated balance sheets to the extent of cash surrender value. At September 30, 1995 and 1994 $13,000 and $121,000 of cash surrender value was recorded, respectively. Subsequent to the end of the year, the Company terminated this plan due to cost cutting measures

Note 9.  Employee Benefit Plans

Effective January 1, 1990, the Company adopted employee benefit plans under Internal Revenue Code Sections 401(k) and 125. The 401(k) plan is a profit sharing plan whereby both employees and the Company are entitled to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. Under the IRS
Section 125 cafeteria plan, employees may contribute to the cost of health care premiums with pre-tax dollars. Both plans were approved by the Board of Directors. The Company incurred $900 and $1,100 for the years ended in September 30, 1995 and 1994, respectively, in 401(k) benefit expense and $23,000 and $34,000 in Section 125 benefit expense for the years ended September 30, 1995 and 1994, respectively.


Note 10.  Major Customers

Sales to customers for 10% or more of revenues for the year ended September 30, 1995 and the related ending accounts receivable balance at September 30, 1995 are as follows:



                                               1995
                                       -----------------------
Customer                               Sales        Receivable
--------------------------------------------------------------
A                                      $297,700       $145,900
B                                      $   *          $  *



                                               1994
                                       -----------------------
Customer                               Sales        Receivable
                                       -----------------------

A                                      $ 227,000      $ 99,000
B                                      $ 189,300      $ 94,000


*had less than 10% of sales in 1995

Medical Dynamics, Inc.
Englewood, Colorado


In planning and performing our audit of the financial statements of Medical Dynamics, Inc. for the year ended September 30, 1995, we considered its internal control structure in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control structure. However, we noted certain matters involving the internal control structure and its operation that we consider to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to our attention relating to significant deficiencies in the design or operation of the internal control structure that, in our judgment, could adversely affect the Company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.


One person performs virtually all of the accounting and financial duties. As a result, most of those aspects of internal control procedures which rely upon an adequate segregation of duties are, for all practical purposes, missing in your Company. We recognize that your Company may not be large enough to make the employment of additional persons for the purpose of segregating duties practicable from a financial standpoint, but we are required, under our professional responsibilities, to call the situation to your attention.


This report is intended solely for the information and use of the audit committee, management, and others within the Company.






Denver, Colorado
November 27, 1995