Form 10QSB
period 1995-12-31
MEDICAL DYNAMICS INC
filed 1996-02-14
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              Exact name of Registrant as specified in its charter


Colorado                                                 84-0631765
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                         Identification No.

99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                       80112
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:  303-790-2990

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

                                YES X        NO

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1995 is 6,879,511 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                     December                  September
                                           31, 1995                  30, 1995
                                          ----------                ----------

CURRENT ASSETS
    Cash and cash equivalents             $  864,400                $1,071,700
    Short term investments                    10,000                    10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $45,000 and $45,000        280,200                   391,600
    Note receivable                          110,000                   110,000
    Inventories, net of allowance
      for obsolescence of $200,000
      and $200,000 (Note 3)                  941,200                   948,500
    Prepaid expenses                          13,900                    25,100
                                          ----------                ----------

      Total Current Assets                $2,219,700                $2,556,900
                                          ----------                ----------

EQUIPMENT
    Loaner equipment                      $  701,300                $  678,100
    Machinery and equipment                  346,400                   343,100
    Furniture and fixtures                   270,600                   270,200
    Leasehold improvements                    54,500                    54,500
                                          ----------                ----------
                                          $1,372,800                $1,345,900

      Less accumulated deprecia-
         tion and amortization            (1,230,400)               (1,202,000)
                                          ----------                ----------
                                          $  142,400                $  143,900
                                          ----------                ----------

OTHER ASSETS
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $620,800
      and $609,400                        $  150,300                $  155,500
    Other                                     16,900                    29,400
                                          ----------                 ---------
                                          $  167,200                $  184,900
                                          ----------                ----------

                                          $2,529,300                $2,885,700
                                          ==========                ==========





                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                          December                 September
                                          31, 1995                 30, 1995
                                         ----------               -----------

CURRENT LIABILITIES
    Accounts payable                     $   140,900               $   188,400
    Accrued expenses                          51,300                    50,900
    Product warranty costs                    25,000                    25,000
    Accrued royalties                         90,000                    90,000
                                          ----------               -----------

     Total Current Liabilities           $   307,100               $   354,300
                                         -----------               -----------


STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding             $        --              $        --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 6,895,411
      and 6,885,411 shares                      6,900                    6,900
    Additional paid-in capital             16,585,500               16,585,500
    Accumulated deficit                   (14,291,000)             (13,981,700)
                                          -----------              -----------
                                          $ 2,301,400              $ 2,610,700
                                          -----------              -----------

    Treasury stock at cost
     15,900 shares                            (79,300)                 (79,300)
                                          -----------              -----------

                                          $ 2,222,100              $ 2,531,400
                                          -----------              -----------

                                          $ 2,529,300              $ 2,885,700
                                          ===========              ===========









                 See Notes to Consolidated Financial Statements.




                                               MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                        Quarter ended                                    Three months
                                                         December 31,                                 ended December 31,
                                               ---------------------------------               ----------------------------------
                                                 1995                   1994                      1995                   1994
                                               ----------            -----------               ----------             -----------


Net sales                                      $  163,400            $   308,200               $  163,400             $   308,200
 Cost of goods sold                               173,000                261,800                  173,000                 261,800
                                               ----------            -----------               ----------             -----------
    Gross profit                               $   (9,600)           $    46,400               $   (9,600)            $    46,400
                                               ----------            -----------               ----------             -----------

Other operating
  revenue                                      $   30,600            $    30,900               $   30,600             $    30,900
                                               ----------            -----------               ----------             -----------

Operating expenses:
  Selling, general
    and administrative                         $  294,500            $   432,300              $   294,500             $   432,300
  Research and
    development                                    51,100                 31,100                   51,100                  31,100
                                               ----------            -----------              -----------             -----------
                                               $  345,600            $   463,400              $   345,600             $   463,400
                                               ----------            -----------              -----------             -----------

   Operating (loss)                            $ (324,600)           $  (386,100)             $  (324,600)            $  (386,100)
                                               ----------            -----------              -----------             -----------

Financial income
  (expense):
  Interest income                                  15,400                 25,700                   15,400                  25,700
  Interest expense                                     --                     --                       --                      --
                                               ----------            -----------              -----------             -----------
                                               $   15,400            $    25,700              $    15,400             $    25,700
                                               ----------            -----------              -----------             -----------

(Loss) before
  income taxes                                 $ (309,200)           $  (360,400)             $  (309,200)            $  (360,400)

Income tax expense
  (Note 2)                                             --                     --                       --                      --
                                               ----------            -----------              -----------             -----------

Net (loss)                                     $ (309,200)           $  (360,400)             $  (309,200)            $  (360,400)
                                               ==========            ===========              ===========             ===========

Fully diluted loss
   per share (Note 1)

Net (loss) per share                           $     (.04)           $      (.05)             $      (.04)            $      (.05)
                                               ===========           ============             ===========             ============








                                           See Notes to Consolidated Financial Statements.
                                                               -4-



                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months ended December 31,
                                             -------------------------------
                                               1995                   1994
                                            -----------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                $(309,200)            $(360,400)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:

     Depreciation and
      amortization                             44,900                66,800
     Gain on sale of loaner
      equipment                                (4,500)              (20,400)
     Change in assets and liabilities:
      Decrease in accounts receivable         111,400                70,800
      Decrease in trade
       notes receivable                            --                    --
      (Increase) Decrease in
       inventories                              7,300               (13,700)
      Increase in reserve for
       inventory obsolescence                      --                    --
      Decrease in other assets                 23,700                13,500
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs             (47,100)              (18,500)
                                          -----------            ----------

Net cash (used in)
 operating activities                     $  (173,500)           $ (261,900)
                                          -----------            ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                       $     4,500            $    22,100
  Note advances to
   Micro-Medical Devices                           --                     --
  Changes in other assets                     (23,300)               (11,700)
  Purchase of investments                          --               (496,100)
  Purchase of equipment                       (15,000)                (4,100)
                                           -----------           -----------

Net cash (used in)
 investing activities                     $   (33,800)           $  (489,800)
                                          -----------            -----------








                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                            Three months ended December 31,
                                           --------------------------------
                                               1995                  1994
                                           -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common
   stock arising from exercise
   of options                              $        --            $        --
  Proceeds from stock offerings                     --                     --

Net cash provided by
  financing activities                     $        --            $        --
                                           -----------            -----------

(Decrease) Increase in cash
  and cash equivalents                     $  (207,300)           $  (751,700)

Cash and cash equivalents:

  Beginning                                  1,071,700              1,151,600
                                           -----------            -----------

  Ending                                   $   864,400            $   399,900
                                           ===========            ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during the period
  for interest                             $        --            $        --
                                           ===========            ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                           $    23,300            $        --
                                           ===========            ===========






                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT ADJUSTMENTS

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1995 Form 10-KSB. The results of operations for the periods ended December 31, 1995 and December 31, 1994 are not necessarily indicative of operating results for the full years.

         The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

         For the three months ended December 31, 1995 and 1994, both primary and fully-diluted earnings per share are calculated based upon 6,879,511 and 6,869,511, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive. At December 31, 1995 and 1994, the Registrant had 1,251,250 and 951,700, respectively, common stock options outstanding.


NOTE 2.  INCOME TAXES

         Under the provisions of the Internal Revenue Code, the Registrant has available net operating loss and business tax credit carryforwards of approximately $14,500,000 and $188,000, respectively, which expire in varying amounts from 1996 through 2010.

         The net operating loss and business tax credit carryforwards described above give rise to a deferred tax asset of approximately $5,500,000. This asset is recorded net of a valuation allowance of the same amount, therefore no amounts are reflected in the accompanying balance sheet.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




NOTE 3.  INVENTORIES

         Inventories consist of the following at December 31, 1995 and September 30, 1995:

                                     December 31,               September 30,
                                         1995                      1995
                                     ------------               ------------
Raw materials, purchased and
  replacement parts                   $  455,600                $  466,200
Finished goods                           671,300                   656,300
Work in process                           14,300                    26,000
Allowance for obsolescence              (200,000)                 (200,000)
                                       ---------                 ---------
                                      $  941,200                $  948,500
                                       =========                  =========

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


         Financial  Condition.  (December  31, 1995 as compared to September 30,
1995) During the three months ended December 31, 1995, the Registrant's net working capital decreased approximately $290,000, due primarily to the use of cash in operations and the resulting operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

         Principal changes in the components of net working capital for the three months ended December 31, 1995 consist of a decrease in the accounts receivable balance by $111,400, a decrease in total inventory levels by $7,300, a reduction in prepaid expenses of $11,200, and a reduction in current liabilities by $47,100.

         During the three month period ended December 31, 1995, the Registrant experienced a negative cash flow from operations of approximately $173,500 as compared to a negative cash flow from operations of approximately $261,900 during the comparable period of the prior fiscal year 1995. This aggregate decrease in cash used for operations of $88,400 was a result of the following factors: Inventory levels were reduced by $7,300 during FY 1996 compared to cash used of $13,700 in FY 1995 for an overall reduced cash expenditure of $21,000. Accounts payable and accrued expenses were reduced during FY 1996 and FY 1995 requiring cash outlays of $47,100 and $18,500 respectively. Trade accounts receivable cash collections totalled $111,400 during FY 1996 versus cash collections of $70,800 during FY 1995.

          To continue the Registrant's objective of curtailing operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures have also been implemented to ensure minimized product costs and to avoid excess inventory levels. A distribution agreement signed last fiscal year with Micro Medical Devices, Inc. will allow the Registrant more flexibility in matching inventory requirements and purchases with currently anticipated sales of USES products, thereby reducing inventory carrying costs. Sales pursuant to this distribution have been minimal to date. Management of the Registrant is also continuing to seek OEM customers for all product lines.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

          The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1995 in an effort to reduce patent maintenance costs and other associated costs. In a related agreement, the Registrant's Chairman has agreed to forego his cash royalty payment for fiscal 1996 and instead has accepted stock options as a replacement in an effort to help conserve the Company's capital. See the Registrant's September 30, 1995 form 10-KSB for additional information. Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1996 and beyond. The Registrant's future viability depends on its ability to generate cash to fund it's operations. In the short term, this was accomplished through equity placements during fiscal 1994, and in previous fiscal years through loans from the company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability during fiscal 1996, the Registrant may be facing significant working capital shortages beginning and during fiscal year 1996. There can be no assurance that the Company will be able to achieve this goal.

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

         Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the three months ended December 31, 1995 and 1994 and the percentage changes in those items for the same years.


                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


         As a percent of
         total revenue
         for the three                                              Percentage
         month period                                              change from
      ended December 31,                                          the prior years
   1995              1994             Revenue/Expense Items      comparable period
   ----              ----             ---------------------      -----------------
  100.0%            100.0%            Net sales                       (47.0%)
  105.9%             84.9%            Cost of goods                   (33.9%)
   (5.9%)            15.1%            Gross profit                   (120.7%)
   18.7%             10.0%            Other operating revenue          (1.0%)
  180.2%            140.3%            Selling, general and admin      (31.9%)
   31.3%             10.1%            Research and development        +64.3%
 (198.7%)          (125.3%)           Operating (loss)                (15.9%)
    9.7%              8.3%            Other income/(expense)          (40.1%)
 (189.2%)          (116.9%)           Net (loss)                      (14.2%)


          Revenue. Total Sales for the three months ended December 31, 1995 and 1994 were $163,400 and $308,200, respectively, for a decrease of approximately $144,800 or 47.0%. The following product groups incurred significant sales decreases over the comparable period of fiscal 1995 in the following amounts: general accessories $77,900, electronic video laparoscope (EVL's) $35,100, optical catheters & accessories $20,200, and model 5970's $16,200. Domestic, non-OEM sales accounted for 61% and 46% of total sales, foreign sales accounted for 27% and 36% of total sales, and OEM sales accounted for 12% and 18% of the total sales for the comparable quarters ended December 31, 1995 and 1994, respectively.

          Total domestic, non-OEM sales for the three months ended December 31, 1995 and 1994 were $99,300 and $141,600, respectively, decreasing by $42,300 from the fiscal 1994 comparable quarter. The Registrant believes that the capital equipment market will rebound somewhat during fiscal 1996 due to both the deferral of the Health Plan and hospitals needing to replace outdated endoscopy equipment, but is currently taking steps to introduce products such as the Universal Sterile Endoscopy System(TM) (USES), and Coupler/Drape(TM) which will address the combined issues of cost and sterility that plague the capital tight hospital market, but no assurances of the success of that strategy can be given.

          Foreign sales for the three months ended December 31, 1995 and 1994 were $44,800 and $110,300, respectively, for a decrease of $65,500 or 59%. This decrease is due primarily to a lack of significant sales by the Registrant's South American distributor for this first quarter of fiscal 1996, whereas during fiscal 1995 sales by this distributor totaled $89,600. In the long run the

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


Registrant expects continued expansion of the foreign distribution network as evidenced by the addition of distributors in countries such as Hong Kong / China, South Korea, and Saudi Arabia. It is expected that an eventual increase in revenues will be provided from these distributors as they become established, although no assurances can be given as to the success of those efforts.

          Total OEM sales for the three months ended December 31, 1995 and 1994 were $19,400 and $56,300, respectively, for a decrease of $36,900 or 65%. This reduction is primarily attributable to the Registrants significantly reduced shipments of model 5990's to Endosurgical Development Corporation (EDC) and also as a result of reduced accessory sales to Weck Endoscopy over the comparable quarter of the prior fiscal year. The Registrant is attempting to replace the OEM base lost during fiscal 1992 by expanding existing business with current OEM customers and cultivating new relationships that are in the beginning stages of sales such as Origin Medsystems, Inc., a subsidiary of the Eli Lilly Company. The Registrant expects to expand revenues from all OEM customers as well as attempt to add others in the areas of general laparoscopy, arthroscopy, cardiovascular surgery, dental endoscopy, as well as add a national distributor for the Registrants Lap-Wrap product although no assurances can be given as to the success of those efforts.


          Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 1995 and 1994 totalled $173,000 and $261,800, respectively, for a decrease of approximately $88,800 or 34%. Total cost of goods sold as a percent of sales was 106% and 85%, respectively, for the same periods. This total cost of goods sold amount for fiscal 1996 is greater than total sales for the same period as it includes a significant underapplied overhead amount charged by management for under utilized manufacturing capacity. The increase as a percent of sales is primarily due to lower production volumes and charging excess overhead (excess manufacturing capacity) to cost of goods sold. Varying sales mixes and sales discounts allowed OEM and foreign distributors are other factors contributing to the cost of sales percentage increase. Under utilized overhead variances will continue to adversely affect cost of goods sold as a percentage of net sales until such time that the Registrant increases its sales and production volume or takes additional steps to reduce its fixed costs currently included in overhead.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


          Selling, General and Administrative Expenses (SG&A). SG&A expenses for the first three months ended December 31, 1995 and 1994 were $294,500 and
$432,300, respectively, for a decrease of approximately $137,800 or 32%. This decrease is primarily due to the lack of royalty, insurance and other expenses ordinarily incurred on behalf of the Registrant's Chairman foregone in fiscal 1996 in exchange for 120,000 of the Registrant's common stock options, per the amended and restated license agreement with the Chairman (see fiscal 1995 form 10-KSB for a detailed discussion). Other significant expense reductions during fiscal 1996 versus the comparable period of fiscal 1995 include significantly fewer inventory and patent writeoffs, reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1995, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

          Research and Development Costs. For the three months ended December 31, 1995 and 1994 R&D expenses were $51,100 and $31,100, respectively, for an increase of approximately $20,000 or 64%. A significant portion of this increase is due to projects related to electrical compatibility testing required to achieve TUV and CE approval markings which are required to successfully market products in the European common market countries. Additional research and development expense was incurred on projects related to the Optical Catheter System(TM) as it applies to a new cardio vascular system, and a new and improved version of the Lap-Wrap(TM) products continues to be funded. The Registrant will continue to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

                           PART II - OTHER INFORMATION



Item 5.  Other Information.

          None


ITEM 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits:  None

          (b)     Reports on Form 8-K:  None








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 14, 1996                     /s/  VAN A. HORSLEY
                                             ---------------------------------
                                              Van A. Horsley, President,
                                              Principal Executive Officer,
                                              and Principal Financial Officer