Form 10QSB
period 1996-03-31
MEDICAL DYNAMICS INC
filed 1996-05-14
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                  OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------

                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                      84-0631765
- --------                                                      ------------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                 Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                        80112
- --------------------------------------                        --------
Address of principal executive offices                        Zip Code

Registrant's telephone number, including area code:  303-790-2990
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

                                                 YES  [ X ]    NO

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996 is 6,879,511 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                             March              September
                                                 31, 1996             30, 1995
                                                 --------             ---------

CURRENT ASSETS
    Cash and cash equivalents                   $  759,300           $1,071,700
    Short term investments                          10,000               10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $45,000 and $45,000              256,200              391,600
    Note receivable                                     --              110,000
    Inventories, net of allowance
    for obsolescence of $200,000
    and $200,000 (Note 3)                          902,400              948,500
    Prepaid expenses                                10,400               25,100
                                                ----------           ----------

      Total Current Assets                      $1,938,300           $2,556,900
                                                ----------           ----------

EQUIPMENT
    Loaner equipment                            $  692,300           $  678,100
    Machinery and equipment                        350,000              343,100
    Furniture and fixtures                         270,600              270,200
    Leasehold improvements                          54,500               54,500
                                                ----------           ----------
                                                $1,367,400           $1,345,900

      Less accumulated deprecia-
         tion and amortization                  (1,258,700)          (1,202,000)
                                                 ---------           ----------
                                                $  108,700           $  143,900
                                                ----------           ----------

OTHER ASSETS
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $637,300
      and $609,400                             $  131,200            $  155,500
    Other                                          16,900                29,400
                                               ----------             ---------
                                               $  148,100            $  184,900
                                               ----------            ----------

                                               $2,195,100            $2,885,700
                                               ==========            ==========





                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                March,               September
                                              31, 1996                30, 1995
                                            -----------             -----------

CURRENT LIABILITIES
    Accounts payable                        $   154,900             $   188,400
    Accrued expenses                             73,400                  50,900
    Product warranty costs                       25,000                  25,000
    Accrued royalties                                --                  90,000
                                            -----------             -----------

     Total Current Liabilities              $   253,300             $   354,300
                                            -----------             -----------


STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding               $        --              $        --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 6,895,411
      and 6,885,411 shares                       6,900                    6,900
    Additional paid-in capital              16,585,500               16,585,500
    Accumulated deficit                    (14,571,300)             (13,981,700)
                                           -----------              -----------
                                           $ 2,021,100              $ 2,610,700
                                           -----------              -----------

    Treasury stock at cost
     15,900 shares                             (79,300)                 (79,300)
                                           -----------              -----------

                                           $ 1,941,800              $ 2,531,400
                                           -----------              -----------

                                           $ 2,195,100              $ 2,885,700
                                           ===========              ===========









                 See Notes to Consolidated Financial Statements.


                                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                        Quarter ended                                    Six months
                                           March 31,                                    ended March 31,
                                     -----------------------                           -----------------
                                   1996                  1995                     1996                     1995
                                  -------             ----------                  ----                     ----
Net sales                       $  227,300            $   280,800               $  390,700             $   589,000
 Cost of goods sold                202,300                252,300                  375,300                 514,100
                                ----------            -----------               ----------             -----------
    Gross profit                $   25,000            $    28,500               $   15,400             $    74,900
                                ----------            -----------               ----------             -----------

Other operating
  revenue                       $   20,900            $    37,000               $   51,600             $    69,400
                                ----------            -----------               ----------             -----------

Operating expenses:
  Selling, general
    and adminis-
    trative                     $  294,300            $   394,900              $   588,800               $ 827,200
  Research and
    development                     42,600                 39,500                   93,800                  70,600
                                ----------            -----------              -----------             -----------
                                $  336,900            $   434,400              $   682,600             $   897,800
                                ----------            -----------              -----------             -----------

   Operating (loss)             $ (291,000)           $  (368,900)             $  (615,600)            $  (753,500)
                                ----------            -----------              -----------             -----------

Financial income
  (expense):
  Interest income                   10,600                 22,600                   26,000                  46,800
  Interest expense                      --                     --                       --                      --
                                ----------            -----------              -----------             -----------
                                $   10,600            $    22,600              $    26,000             $    46,800
                                ----------            -----------              -----------             -----------

(Loss) before
  income taxes                  $ (280,400)           $  (346,300)             $  (589,600)            $  (706,700)

Income tax expense
  (Note 2)                              --                     --                       --                      --
                                ----------            -----------              -----------             -----------

Net (loss)                      $ (280,400)           $  (346,300)             $  (589,600)            $  (706,700)
                                ==========            ===========              ===========             ===========

Fully diluted loss
  per share (Note 1)

Net (loss) per share            $     (.04)           $      (.05)             $      (.08)            $      (.10)
                                ===========           ============             ===========             ============











                                            See Notes to Consolidated Financial Statements.



                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Six Months ended March 31,
                                                  --------------------------
                                                  1996                1995
                                                ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                    $(589,600)          $(706,700)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:

     Depreciation and
      amortization                                 89,800             133,700
     Gain on sale of loaner
      equipment                                    (4,500)            (29,500)
     Change in assets and liabilities:
      Decrease in accounts receivable             135,500              87,700
      Decrease in notes
       receivable                                 110,000                  --
      (Increase) Decrease in
       inventories                                 55,200            (140,800)
      Increase in reserve for
       inventory obsolescence                          --                  --
      Decrease in other assets                     27,200               7,600
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs                (101,000)            (19,000)
                                             ------------          ----------

Net cash (used in)
 operating activities                         $  (277,400)         $ (667,000)
                                             ------------          ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                           $     4,500          $   21,600
  Note advances to
   Micro-Medical Devices                              --                  --
  Changes in other assets                          (8,900)            (16,200)
  Purchase of investments                             --            ( 296,900)
  Purchase of equipment                           (30,600)             (6,700)
                                              -----------         -----------

Net cash (used in)
 investing activities                         $   (35,000)        $  (298,200)
                                              -----------         -----------








                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                   Six months ended March 31,
                                                 ----------------------------
                                                    1996               1995
                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common
   stock arising from exercise
   of options                                   $        --         $        --
  Proceeds from stock offerings                          --                  --

Net cash provided by
  financing activities                          $        --         $        --
                                                -----------         -----------

(Decrease) Increase in cash
  and cash equivalents                          $  (312,400)        $  (965,200)

Cash and cash equivalents:

  Beginning                                       1,071,700           1,151,600
                                                -----------         -----------

  Ending                                        $   759,300         $   186,400
                                                ===========         ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during the period
  for interest                                  $        --         $        --
                                                ===========         ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                                $    23,300         $        --
                                                ===========         ===========






                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.           MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1995 Form 10-KSB. The results of operations for the periods ended March 31, 1996 and March 31, 1995 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

     For the six months ended March 31, 1996 and 1995, both primary and fully-diluted earnings per share are calculated based upon 6,879,511 and 6,869,511, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive. At March 31, 1996 and 1995, the Registrant had 1,176,900 and 951,700, respectively, common stock options outstanding.


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

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




NOTE 3.  INVENTORIES

     Inventories consist of the following at March 31, 1996 and September 30, 1995:

                                        March 31,          September 30,
                                          1996                 1995
                                      ----------           -------------
Raw materials, purchased and
  replacement parts                   $  457,700           $  466,200
Finished goods                           641,700              656,300
Work in process                            3,000               26,000
Allowance for obsolescence              (200,000)            (200,000)
                                       ---------            ---------
                                      $  902,400           $  948,500
                                       =========            =========

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


     Financial Condition. (March 31, 1996 as compared to September 30, 1995) During the six month period ended March 31, 1996, the Registrant's net working capital decreased approximately $517,600, due primarily to the use of cash in operations and the resulting operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

     Principal changes in the components of net working capital for the six months ended March 31, 1996 consist of a decrease in the accounts receivable balance by $135,500, a decrease in notes receivable of $110,000, a decrease in total inventory levels by $55,200, a reduction in prepaid expenses of $27,200, and a reduction in current liabilities by $101,000.

     During the six month and three month (quarter) periods ended March 31, 1996, the Registrant experienced negative cash flows from operations of approximately $277,400 and $103,900, respectively, as compared to negative cash flows from operations of approximately $667,000 and $405,100, respectively, during the comparable periods of the prior fiscal year 1995. This aggregate decrease in cash used for operations of $389,600 was a result of the following significant factors: Inventory levels were reduced by $55,200 during FY 1996 as compared to cash used of $140,800 in FY 1995 for inventory increases, resulting in a net reduction in cash expenditures of $196,000 for inventory activity. Accounts payable and accrued expenses were reduced during FY 1996 and FY 1995 requiring cash outlays of $101,000 and $19,000 respectively for a net increase in cash payments of $82,000 during FY 1996. Trade accounts receivable cash collections totalled $135,500 during FY 1996 versus cash collections of $87,700 during FY 1995 for a net cash increase of $47,800. A $110,000 note receivable was collected during FY 1996.

     To continue the Registrant's objective of curtailing operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures have also been implemented to ensure minimized product costs and to avoid excess inventory levels. A distribution agreement signed last fiscal year with Micro Medical Devices, Inc. will allow the Registrant more flexibility in matching inventory requirements and purchases with currently anticipated sales of USES products, thereby reducing inventory carrying costs. To date, sales pursuantto this agreement have been minimal. Management of the Registrant is also continuing to seek OEM customers for all product lines.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

     The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1995 in an effort to reduce patent maintenance costs and other associated costs. In a related agreement, the Registrant's Chairman has agreed to forego his cash royalty payment for fiscal 1996 and instead has accepted stock options as a replacement in an effort to help conserve the Company's capital. See the Registrant's September 30, 1995 form 10-KSB for additional information. Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1996 and beyond. The Registrant's future viability depends on its ability to generate cash to fund it's operations. In the short term, this was accomplished through equity placements during fiscal 1994, and in previous fiscal years through loans from the company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability during fiscal 1996, the Registrant may be facing significant working capital shortages beginning in and during fiscal year 1996. There can be no assurance that the Company will be able to achieve this goal.

     The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time, however there are 1,176,900 common stock options outstanding as of March 31, 1996 (see note 1, "Management Adjustments"), and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant (see Registrant's form S-3 filed May 8, 1996). If the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

     Subsequent to the Registrant's quarter ended March 31, 1996, on May 9, 1996, the Registrant announced it's intent to form a Dental Division for the purpose of manufacturing and marketing, on an OEM basis, an intra oral dental camera. In conjunction with the formation of that division, the Registrant also announced that it had retained Michael Williams and Dave Wilson, two dental industry veterans, to lead the new division. Prototypes of the Registrant's intra oral camera have been released to potential customers in anticipation of generating orders, but no assurances can be given as to the successful receipt of any order.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

     Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the six months ended March 31, 1996 and 1995 and the percentage changes in those items for the same years.


    As a percent of
     total revenue
      for the six                                                         Percentage
      month period                                                        change from
     ended March 31,                                                     the prior years
   1996             1995              Revenue/Expense Items             comparable period
   ----             ----              ---------------------             -----------------

  100.0%           100.0%            Net sales                              (33.7%)
   96.1%            87.3%            Cost of goods                          (27.0%)
    3.9%            12.7%            Gross profit                           (79.4%)
   13.2%            11.8%            Other operating revenue                (25.6%)
  150.7%           140.4%            Selling, general and admin             (28.8%)
   24.0%            12.0%            Research and development               +32.9%
 (157.6%)         (127.9%)           Operating (loss)                       (18.3%)
    6.7%             7.9%            Other income/(expense)                 (44.4%)
 (150.9%)         (120.0%)           Net (loss)                             (16.6%)



     Revenue. Total Sales for the six months ended March 31, 1996 and 1995 were $390,700 and $589,000, respectively, for a decrease of approximately $198,300 or 33.7%. The following product groups incurred significant sales decreases over the comparable period of fiscal 1995 in the following amounts: general accessories $92,300, electronic video laparoscope (EVL's) $53,100, optical catheters & accessories $26,200, and model 5970's $16,200. Domestic, non-OEM sales accounted for 52% and 51% of total sales, foreign sales accounted for 40% and 36% of total sales, and OEM sales accounted for 8% and 13% of the total sales for the comparable periods ended March 31, 1996 and 1995, respectively.

     Total domestic, non-OEM sales for the six months ended March 31, 1996 and 1995 were $203,300 and $300,200, respectively, decreasing by $96,900 from the fiscal 1995 comparable period. The Registrant is currently taking steps to introduce products such as the Universal Sterile Endoscopy System(TM) (USES) and Coupler/Drape(TM) which will address the combined issues of cost and sterility that plague the capital tight hospital market, but no assurances of the success of that strategy can be given.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

     Foreign sales for the six months ended March 31, 1996 and 1995 were $155,700 and $209,600, respectively, for a decrease of $53,900 or 26%. This decrease is due primarily to a decline in total sales levels to $62,100 for FY 1996 from $127,400 for FY 1995 by the Registrant's South American distributor. In the long run the Registrant expects to continue expansion of the foreign distribution network. It is expected that an eventual increase in revenues will be provided from foreign distributors as they become established, although no assurances can be given as to the success of those efforts.

     Total OEM sales for the six months ended March 31, 1996 and 1995 were $31,800 and $79,100, respectively, for a decrease of $47,300 or 60%. This reduction is primarily attributable to the Registrants significantly reduced shipments of model 5990's to Endosurgical Development Corporation (EDC) and also as a result of reduced accessory sales to Weck Endoscopy and Wolf Medical Instrument Corporation over the comparable period of the prior fiscal year. The Registrant is attempting to replace the OEM base lost during fiscal 1992 by expanding existing business with current OEM customers and cultivating new relationships that are in the beginning stages of sales such as Origin Medsystems, Inc., a subsidiary of the Eli Lilly Company. The Registrant expects to expand revenues from all OEM customers as well as attempt to add others in the areas of general laparoscopy, arthroscopy, cardiovascular surgery, dental endoscopy, as well as add a national distributor for the Registrants Lap-Wrap product although no assurances can be given as to the success of those efforts.

     Cost of Goods Sold. Cost of goods sold for the six months ended March 31, 1996 and 1995 totalled $375,300 and $514,100, respectively, for a decrease of approximately $138,800 or 27%. Total cost of goods sold as a percent of sales was 96.1% and 87.3%, respectively, for the same periods, respectively. This cost of goods sold amount for fiscal 1996 includes a significant underapplied overhead amount charged by management for underutilized manufacturing capacity. The increase of 8.8% as a percent of sales is primarily due to lower production volumes and charging excess overhead (excess manufacturing capacity) to cost of goods sold. Varying sales mixes and sales discounts allowed OEM and foreign distributors are other factors contributing to the cost of sales percentage increase. Underutilized overhead variances will continue to adversely affect cost of goods sold as a percentage of net sales until such time that the Registrant increases its sales and production volume or takes additional steps to reduce its fixed costs currently included in overhead.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for the six months ended March 31, 1996 and 1995 were $588,800 and $827,200, respectively, for a decrease of approximately $238,400 or 28.8%. This decrease is primarily due to the lack of royalty, insurance and other expenses ordinarily incurred on behalf of the Registrant's Chairman foregone in fiscal 1996 in exchange for 120,000 of the Registrant's common stock options, per the amended and restated license agreement with the Chairman (see fiscal 1995 form 10-KSB for a detailed discussion). Other significant expense reductions during fiscal 1996 versus the comparable period of fiscal 1995 include significantly fewer inventory and patent writeoffs, reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1995, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

     Research and Development Costs. For the six months ended March 31, 1996 and 1995 R&D expenses were $93,800 and $70,600, respectively, for an increase of approximately $23,200 or 32.9%. A significant portion of this increase is due to projects related to electrical compatibility testing required to achieve TUV and CE approval markings which are required to successfully market products in the European common market countries. Additional research and development expense was incurred on projects related to the Registrant's new intra-oral dental camera, the Optical Catheter System(TM) as it applies to a new cardio vascular system, and a new and improved version of the Lap-Wrap(TM) family of products. The Registrant will continue to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

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


                                              /s/  VAN A. HORSLEY
Date:  May 15, 1996                          -----------------------------------
                                             Van A. Horsley, President,
                                             Principal Executive Officer,
                                             and Principal Financial Officer