Form 10QSB
period 1996-06-30
MEDICAL DYNAMICS INC
filed 1996-08-14
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

        OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              ---------------------------------------------------
              Exact name of Registrant as specified in its charter


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

                                YES  X    NO

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996 is 6,879,511 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

ASSETS                                                 June                   September
                                                     30, 1996                  30, 1995
                                                     --------                  --------


CURRENT ASSETS
    Cash and cash equivalents                       $  492,800                $1,071,700
    Short term investments                              10,000                    10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $45,000 and $45,000                  217,600                   391,600
    Note receivable                                        -0-                   110,000
    Inventories, net of allowance
    for obsolescence of $200,000
    and $200,000 (Note 3)                              887,800                   948,500
    Prepaid expenses                                    11,000                    25,100
                                                    ----------                ----------

      Total Current Assets                          $1,619,200                $2,556,900
                                                    ----------                ----------

EQUIPMENT
    Loaner equipment                                $  696,900                $  678,100
    Machinery and equipment                            355,300                   343,100
    Furniture and fixtures                             270,800                   270,200
    Leasehold improvements                              54,500                    54,500
                                                    ----------                ----------
                                                    $1,377,500                $1,345,900

      Less accumulated deprecia-
         tion and amortization                      (1,287,000)               (1,202,000)
                                                    ----------                ----------
                                                     $  90,500                $  143,900
                                                     ---------                ----------

OTHER ASSETS
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $653,900
      and $609,400                                  $  120,000                $  155,500
    Other                                               20,400                    29,400
                                                    ----------                 ---------
                                                    $  140,400                $  184,900
                                                    ----------                ----------

                                                    $1,850,100                $2,885,700
                                                    ==========                ==========





                               See Notes to Consolidated Financial Statements.

                                                    -2-


                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                      June,                   September
                                     30, 1996                  30, 1995
                                   -----------               -----------

CURRENT LIABILITIES
    Accounts payable               $   142,300               $   188,400
    Accrued expenses                    65,500                    50,900
    Product warranty costs              25,000                    25,000
    Accrued royalties                      -0-                    90,000
                                   -----------               -----------

     Total Current Liabilities     $   232,800               $   354,300
                                   -----------               -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding       $        --               $        --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 6,895,411
      and 6,885,411 shares               6,900                     6,900
    Additional paid-in capital      16,585,500                16,585,500
    Accumulated deficit            (14,895,800)              (13,981,700)
                                   -----------               -----------
                                   $ 1,696,600               $ 2,610,700
                                   -----------               -----------

    Treasury stock at cost
     15,900 shares                     (79,300)                  (79,300)
                                   -----------               -----------

                                   $ 1,617,300               $ 2,531,400
                                   -----------               -----------

                                   $ 1,850,100               $ 2,885,700
                                   ===========               ===========









                 See Notes to Consolidated Financial Statements.



                                                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)

                                                     Quarter ended                                   Nine months
                                                        June 30,                                    ended June 30,
                                           ---------------------------------               ----------------------------------
                                              1996                  1995                      1996                    1995
                                           ----------            -----------               ----------             -----------

Net sales                                  $  132,700            $   331,500               $  523,500             $   920,600
 Cost of goods sold                           155,200                309,900                  530,600                 824,000
                                           ----------            -----------               ----------             -----------
    Gross profit                           $  (22,500)           $    21,600               $   (7,100)            $    96,600
                                           -----------           -----------               -----------            -----------

Other operating
  revenue                                  $   15,900            $    18,700               $   60,500             $    67,800
                                           ----------            -----------               ----------             -----------

Operating expenses:
  Selling, general
    and adminis-
    trative                                $  262,600            $   413,200              $   844,400             $ 1,240,400
  Research and
    development                                62,200                 39,000                  156,000                 109,800
                                           ----------            -----------              -----------             -----------
                                           $  324,800            $   452,200              $ 1,000,400             $ 1,350,200
                                           ----------            -----------              -----------             -----------

   Operating (loss)                        $ (331,400)           $  (411,900)             $  (947,000)            $(1,185,800)
                                           ----------            -----------              -----------             -----------

Financial income
  (expense):
  Interest income                               6,900                 13,800                   32,900                  81,000
  Interest expense                                 --                     --                       --                      --
                                           ----------            -----------              -----------             -----------
                                           $    6,900            $    13,800              $    32,900             $    81,000
                                           ----------            -----------              -----------             -----------

(Loss) before
  income taxes                             $ (324,500)           $  (398,100)             $  (914,100)            $(1,104,800)

Income tax expense
  (Note 2)                                         --                     --                       --                      --
                                           ----------            -----------              -----------             -----------

Net (loss)                                 $ (324,500)           $  (398,100)             $  (914,100)            $(1,104,800)
                                           ==========            ===========              ===========             ===========

Fully diluted loss per share (Note 1)

Net (loss) per share                       $     (.05)           $      (.06)             $      (.13)            $      (.16)
                                           ===========           ============             ===========             ============











                                          See Notes to Consolidated Financial Statements.

                                                                -4-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months ended June 30,
                                             ------------------------------
                                               1996                 1995
                                             ---------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                 $(914,100)         $(1,104,800)
  Adjustments to reconcile net
   (loss) to net cash (used in)
   operating activities:

     Depreciation and
      amortization                             134,700              205,800
     Gain on sale of loaner
      equipment                                 (4,500)             (29,500)
     Change in assets and liabilities:
      Decrease in accounts receivable          174,000               62,700
      Decrease in notes
       receivable                              110,000               16,000
      (Increase) Decrease in
       inventories                              69,800             (162,400)
      Increase in reserve for
       inventory obsolescence                       --               55,000
      Decrease in other assets                  23,100               25,900
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs             (121,400)             (91,800)
                                           -----------          -----------

Net cash (used in)
 operating activities                      $  (528,400)         $(1,023,100)
                                           -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                        $     4,500          $    21,600
  Note advances to
   Micro-Medical Devices                            --              (90,000)
  Changes in other assets                      (14,400)              33,500
  Sale of investments                               --              490,500
  Purchase of equipment                        (40,600)             (10,700)
                                           -----------          -----------

Net cash provided by
 investing activities                      $   (50,500)         $   444,900
                                           -----------          -----------








                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                 Nine months ended June 30,
                                              --------------------------------
                                                1996                  1995
                                              ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common
   stock arising from exercise
   of options                                 $        --          $        --
  Proceeds from stock offerings                        --                   --

Net cash provided by
  financing activities                        $        --          $        --
                                              -----------          -----------

(Decrease) Increase in cash
  and cash equivalents                        $  (578,900)         $  (578,200)

Cash and cash equivalents:

  Beginning                                     1,071,700            1,151,600
                                              -----------          -----------

  Ending                                      $   492,800          $   573,400
                                              ===========          ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid during the period
  for interest                                $        --          $        --
                                              ===========          ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                              $    27,900          $        --
                                              ===========          ===========






                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1995 Form 10-KSB. The results of operations for the periods ended June 30, 1996 and June 30, 1995 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

     For the nine months ended June 30, 1996 and 1995, both primary and fully-diluted earnings per share are calculated based upon 6,879,511 and 6,869,511, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive. At June 30, 1996 and 1995, the Registrant had 2,172,950 and 1,134,050, respectively, common stock options outstanding.


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

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




NOTE 3.  INVENTORIES

     Inventories consist of the following at June 30, 1996 and September 30, 1995:

                                         June 30,            September 30,
                                           1996                  1995
                                        ----------           -------------
Raw materials, purchased and
  replacement parts                     $  454,500            $  466,200
Finished goods                             620,700               656,300
Work in process                             12,600                26,000
Allowance for obsolescence                (200,000)             (200,000)
                                         ---------             ---------
                                        $  887,800            $  948,500
                                         =========             =========

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Financial Condition. (June 30, 1996 as compared to September 30, 1995) During the nine month period ended June 30, 1996, the Registrant's net working capital decreased approximately $816,200, due primarily to the use of cash in operations and the resulting operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

     Principal changes in the components of net working capital for the nine months ended June 30, 1996 consist of a decrease in the accounts receivable balance by $174,000, a decrease in notes receivable of $110,000, a decrease in total inventory levels by $69,800, a reduction in prepaid expenses of $23,100, and a reduction in current liabilities by $121,400.

     During the nine month and three month (quarter) periods ended June 30, 1996, the Registrant experienced negative cash flows from operations of approximately $528,400 and $251,000, respectively, as compared to negative cash flows from operations of approximately $1,023,100 and $356,100, respectively, during the comparable periods of the prior fiscal year 1995. This aggregate decrease in cash used for operations of $494,700 was a result of the following significant factors: Inventory levels were reduced by $69,800 during FY 1996 compared to cash used of $162,400 in FY 1995 for a net reduction in cash expenditures of $232,200. Accounts payable and accrued expenses were reduced during FY 1996 and FY 1995 requiring cash outlays of $121,400 and $91,800 respectively for a net increase in cash payments of $29,600. Trade accounts receivable cash collections totalled $174,000 during FY 1996 versus cash collections of $62,700 during FY 1995 for a net cash increase of $111,300. A $110,000 note receivable was collected during FY 1996.

     To continue the Registrant's objective of curtailing operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures have also been implemented to ensure minimized product costs and to avoid excess inventory levels. A distribution agreement signed last fiscal year with Micro Medical Devices, Inc. will allow the Registrant more flexibility in matching inventory requirements and purchases with currently anticipated sales of USES products and the Sterile Coupler Drape, thereby reducing inventory carrying costs. To date, sales pursuant to this agreement have been minimal.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


Management of the Registrant is also continuing to seek OEM customers for all product lines.

     The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1995 in an effort to reduce patent maintenance costs and other associated costs. In a related agreement, the Registrant's Chairman has agreed to forego his cash royalty payment for fiscal 1996 and instead has accepted stock options as a replacement in an effort to help conserve the Company's capital. See the Registrant's September 30, 1995 form 10-KSB for additional information. Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1996 and beyond. The Registrant's future viability depends on its ability to generate cash to fund it's operations. In the short term, this was accomplished through equity placements during fiscal 1994, and in previous fiscal years through loans from the company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability during fiscal 1996, the Registrant may be facing significant working capital shortages beginning in fiscal year 1996 and during fiscal year 1997. There can be no assurance that the Company will be able to achieve this goal.

     The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time, however there are 2,172,950 common stock options outstanding as of June 30, 1996 (see note 1, "Management Adjustments"), and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant (see Registrant's form S-8 filed July 16, 1996). These options have various strike prices which range between $1.12 and $4.00 per share and at June 30, 1996 the average bid & ask price of the Company's common stock was $3.35. There were 331,197 options priced above this average price as of June 30, 1996. 680,000 other options are contingent upon achieving specific sales goals which had not been achieved at the time of this filing, and a registration statement has not been filed as yet with the Securities & Exchange Commission for others
(approximately 465,931). Total currently registered options with exercise potential total approximately 588,000. If the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


     Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the nine months ended June 30 , 1996 and 1995 and the percentage changes in those items for the same years.


       As a percent of
        total revenue
         for the nine                                              Percentage
         month period                                              change from
        ended June 30,                                           the prior years
    1996          1995        Revenue/Expense Items             comparable period
    ----          ----        ---------------------             -----------------

   100.0%        100.0%       Net sales                              (43.1%)
   101.4%         89.5%       Cost of goods                          (35.6%)
    (1.4%)        10.5%       Gross profit                          (107.3%)
    11.6%          7.4%       Other operating revenue                (10.8%)
   161.3%        134.7%       Selling, general and admin             (31.9%)
    29.8%         11.9%       Research and development               +42.1%
  (180.9%)      (128.8%)      Operating (loss)                       (20.1%)
     6.3%          8.8%       Other income/(expense)                 (59.4%)
  (174.6%)      (120.0%)      Net (loss)                             (17.3%)


     Revenue. Total Sales for the nine months ended June 30, 1996 and 1995 were $523,500 and $920,600, respectively, for a decrease of approximately $397,100 or 43.1%. The following product groups incurred significant sales decreases over the comparable period of fiscal 1995 in the following amounts: general accessories $173,400, electronic video laparoscope (EVL's) $163,900, optical catheters & accessories $33,900, and model 5970's $29,700. Domestic, non-OEM sales accounted for 60% and 53% of total sales, foreign sales accounted for 33% and 36% of total sales, and OEM sales accounted for 7% and 11% of the total sales for the comparable periods ended June 30, 1996 and 1995, respectively.

     Total domestic, non-OEM sales for the nine months ended June 30, 1996 and 1995 were $312,000 and $489,200, respectively, decreasing by $177,200 from the fiscal 1995 comparable period. The Registrant is currently taking steps such as the creation of an in-house telemarketing department to introduce products such as the Universal Sterile Endoscopy System(TM) (USES), and Coupler/Drape(TM) which will address the combined issues of cost and sterility that plague the capital tight hospital market, but no assurances of the success of that strategy can be given.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)


     Foreign sales for the nine months ended June 30, 1996 and 1995 were $174,500 and $335,200, respectively, for a decrease of $160,700 or 48%. This decrease is due primarily to a decline in total sales levels to $73,200 for FY 1996 from $217,700 for FY 1995 by the Registrant's South American distributor. The Company's foreign sales are derived primarily from the following significant markets: South America - 42%, England - 12%, Japan - 12% and Pakistan - 10%. Other markets such as Korea, Spain, South Africa, Turkey and The Netherlands have been established and comprise the balance of foreign sales.

     Total OEM sales for the nine months ended June 30, 1996 and 1995 were $37,000 and $96,200, respectively, for a decrease of $59,200 or 62%. This reduction is primarily attributable to the Registrants significantly reduced shipments of model 5990's to Endosurgical Development Corporation (EDC) and also as a result of reduced accessory sales to Weck Endoscopy and Wolf Medical Instrument Corporation over the comparable period of the prior fiscal year. The Registrant is attempting to replace the OEM base lost during fiscal 1992 by expanding existing business with current OEM customers and cultivating new relationships that are in the beginning stages of sales such as Origin Medsystems, Inc., a subsidiary of the Eli Lilly Company. The Registrant expects to expand revenues from all OEM customers as well as attempt to add others in the areas of general laparoscopy, arthroscopy, cardiovascular surgery, dental endoscopy, as well as add a national distributor for the Registrants Lap-Wrap product although no assurances can be given as to the success of those efforts.

     Cost of Goods Sold. Cost of goods sold for the nine months ended June 30, 1996 and 1995 totalled $530,600 and $824,000, respectively, for a decrease of approximately $293,400 or 35.6%. Total cost of goods sold as a percent of sales was 101.4% and 89.5%, respectively, for the same periods, respectively. This cost of goods sold amount for fiscal 1996 includes a significant underapplied overhead amount charged by management for under- utilized manufacturing capacity. The increase of 11.9% as a percent of sales is primarily due to lower production volumes and charging excess overhead (excess manufacturing capacity) to cost of goods sold. Varying sales mixes and sales discounts allowed OEM and foreign distributors are other factors contributing to the cost of sales percentage increase. Underutilized overhead variances will continue to adversely affect cost of goods sold as a percentage of net sales until such time that the Registrant increases its sales and production volume or takes additional steps to reduce its fixed costs currently included in overhead.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. (Continued)

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for the nine months ended June 30, 1996 and 1995 were $844,400 and $1,240,400, respectively, for a decrease of approximately $396,000 or 31.9%. This decrease is primarily due to the lack of royalty, insurance and other expenses ordinarily incurred on behalf of the Registrant's Chairman foregone in fiscal 1996 in exchange for 120,000 of the Registrant's common stock options, per the amended and restated license agreement with the Chairman (see fiscal 1995 form 10-KSB for a detailed discussion). Other significant expense reductions during fiscal 1996 versus the comparable period of fiscal 1995 include significantly fewer inventory and patent writeoffs, reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1995, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

     Research and Development Costs. For the nine months ended June 30, 1996 and 1995 R&D expenses were $156,000 and $109,800, respectively, for an increase of approximately $46,200 or 42.1%. A significant portion of this increase is due to projects related to electrical compatibility testing required to achieve TUV and CE approval markings which are required to successfully market products in the European common market countries. Additional research and development expense was incurred on projects related to the new intra-oral dental camera, the Optical Catheter System(TM) as it applies to a new cardio vascular system, and a new and improved version of the Lap-Wrap(TM) family of products. The Registrant will continue to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

                           PART II - OTHER INFORMATION


Item 5.  Other Information.

     None


ITEM 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits:  None

          (b)     Reports on Form 8-K:

A form 8-K was filed with the Securities & Exchange Commission on April 17, 1996. The form 8-K described Item 5 requirements: Other Events.






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 1996                    /S/  VAN A. HORSLEY
                                          --------------------------------------
                                           Van A. Horsley, President,
                                           Principal Executive Officer,
                                           and Principal Financial Officer