Form 10KSB
period 1996-09-30
MEDICAL DYNAMICS INC
filed 1997-01-14
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                         Commission file number: 0-8632


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                    84-0631765
-------------------------------                 ---------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                  Identification Number)


         99 Inverness Drive East
           Englewood, Colorado                              80112
---------------------------------------                   ---------
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

                           (1) Yes   X   No _____
                           (2) Yes   X   No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

     The issuer's revenues for its most recent fiscal year were $667,800.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996 was approximately $23,613,000.

Class                         Outstanding at December 31 , 1996
-----                         ---------------------------------

Common Stock                          7,335,511 shares

                    Documents incorporated by reference: None

                             MEDICAL DYNAMICS, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.  Business.

     (a) Business Development

     Medical Dynamics, Inc. is engaged in the design, development, manufacture and marketing of medical and dental video cameras and related disposable products for a variety of professional specialties. The Registrant's principal products are small, color, medical and dental video camera systems for use in patient diagnosis and various surgical procedures. The Registrant has been manufacturing such cameras since August of 1981. Medical Dynamics, Inc. has one inactive subsidiary, MedPacific Corporation, a Washington state corporation. The Registrant's principal executive offices and manufacturing facilities are at 99 Inverness Drive East, Englewood, Colorado, 80112. Its telephone number at that address is (303) 790-2990.

     The Registrant was incorporated under the laws of the State of Colorado on March 23, 1971, and began business operations in 1973. During 1979, the Registrant began its involvement with medical video camera systems. Initial operations relating to such cameras consisted of the Registrant's purchase of completed cameras from their manufacturer for retail sale to the medical community. Exclusive marketing rights to a camera system manufactured by another company were acquired and the Registrant served as the distributor of that product until the arrangement was terminated in July of 1981. In August of 1981, the Registrant introduced its first medical video camera of which it was the manufacturer. Subsequently, additional cameras were acquired or developed by the Registrant.

     During the fiscal year ended September 30, 1996, the Regis trant was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, merger or consolidation. During that period, the Registrant did not dispose of any material amounts of its assets other than in the ordinary course of its business.

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the fiscal year 1995 the Registrant entered into a distribution agreement with Micro-Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and 100% wholly-owned by the Registrants Chairman. MMD manufactures and sells minimal quantities of various medical products to the Registrant. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

     (b) Business of the Issuer

     The Registrant's principal business is the design, de velopment, manufacture and marketing of medical and dental video cameras and related disposable products for a variety of professional specialties. These products are used in surgical, diagnostic, research and teaching applications by physicians, dentists, and other health care professionals.

     A variety of less invasive diagnostic and surgical techniques have been developed which enable operations to be performed or observation to occur with minimal surgical incisions. One such surgical technique is the arthroscopic operation used by orthopedic surgeons. That technique is made possible by means of a rigid endoscope known as an arthroscope. The arthroscope is a high quality optical instrument which is a tube approximately four millimeters in diameter. A light source is attached to the arthroscope and it is inserted through a small incision made in the patient's body. The surgeon is then able to observe inside the joints through the lenses of the arthroscope and special surgical instruments  are  used to  perform  corrective  surgery  without  open  surgery.
Arthroscopy has obtained widespread acceptance by orthopedic surgeons and is commonly used to remove damaged cartilage tissue which may result from athletic and other injuries. The use of the technique is less destructive of healthy tissue and thereby decreases the time necessary for healing of the damaged area and reduces the costs of hospitalization and rehabilitation.

     A more common surgery involves the use of a rigid endoscope known as a laparoscope. The laparoscope is used in much the same way as the arthroscope, but is limited primarily to use in the abdominal area. One surgical technique involves the use of the laparoscope to remove the gall bladder, a procedure commonly known as laparoscopic cholecystectomy. The laparoscope also is used to perform appendectomies, kidney removal and certain gynecologic procedures. Gynecologic usage accounts for the majority of all laparoscopic procedures at this time.

     The Registrant's camera systems are utilized in conjunction with an arthroscope, laparoscope or other endoscope. They may also be connected with a microscope for use in microscopic surgery such as hand or eye surgery. The image which may be seen by the surgeon through the endoscope or microscope is viewed by the camera and transmitted to a television monitor. This use of a video camera provides an image which may be viewed by all persons in the operating room, diagnostic laboratory or class room. The ability to observe the surgery permits the support staff to anticipate the needs of the surgeon and provides a mechanism which facilitates instruction of others. Additionally, the surgeon is provided with a television screen used to reduce intervals of viewing through the endoscope, thereby attenuating eye fatigue. The video camera may also be attached to peripheral equipment which enables the image to be recorded. The procedure and the patient may thereby be studied at a later time.

     The Registrant has recently applied it's surgical camera expertise to the development of intraoral dental cameras for use as a diagnostic tool for the dental profession. The Registrant believes that the True Vision(TM) camera it has created represents the state-of-the-art for this camera technology, with high resolution surgical camera picture quality coupled with a lower cost than other competitors' cameras.

     As of September 30, 1996 and 1995, the Registrant had approximately $6,700,000 and $60,400, respectively, in purchase orders for its medical and dental products. The fiscal 1996 backlog is due to demand for the Registrant's intraoral dental camera from customers. It is expected that it will take between 12 to 18 months to fulfill this order backlog and there can be no assurance that there will not be subsequent modifications to the quantities subject to the purchase orders. Backlog purchase orders are not recorded in sales revenue until the order is shipped. Subsequent to September 30, 1996 the Registrant received additional purchase orders for approximately $700,000 in intraoral dental camera backlog sales.

(b)(1)  Principal Products and Their Markets.

     True Vision(TM) Intraoral Dental Camera. The Registrant currently manufactures and markets a dental video camera which is designed for most common dental applications. This camera model contains a high performance video sensor coupled with a 1/4" lens and camera system which management believes provides superior high resolution picture quality compared to other cameras used in the dental profession. The camera's state-of-the-art technology consists of easy angle, high resolution viewing, a single lens format, and the smallest and lightest hand piece available in the market today. Production and sales of this product began in September, 1996, therefore minimal sales revenue has been generated.

     Model  5980  Digital  Surgical  Video  Camera.  The  Registrant   currently
manufactures and markets a medical video camera which is designed for most endoscopic applications. Previously, differing light conditions for varying procedures required that different camera models be provided. The current camera model, the 5980, contains a high performance video sensor which provides a brighter picture in lower light level environments than prior solid state
 .

cameras. The current Model 5980 utilizes a more advanced "Digital" base camera which provides enhanced visualization of the affected areas of the body without the aid of an automatic light source. This model is submersible for liquid sterilization, and has a detachable cable (facilitating replacement of the most frequently failing component). The construction of the Registrant's 5980 camera is from standard video camera components purchased from major manufacturers of video cameras. The Registrant produces variations of the Model 5980 camera for use with European format video equipment.

     During the years ended September 30, 1996, and 1995 approximately 3 and 15, respectively, Model 5980 and predecessor model cameras were sold by the Registrant at prices ranging from $1,600 to $8,075.

     The Model 5990 Optical Catheter System(TM). In June 1989 the Registrant introduced its 5990 Optical Catheter System. The Registrant created this product from technology originally developed by the Chairman and licensed to the Registrant in response to the demand for less invasive and less expensive diagnostic and surgical procedures. These procedures are now being performed in physicians' offices and outpatient clinics. The Registrant is currently manufacturing the 5990 Optical Catheter(TM) System in its facility.

     The 5990 Optical Catheter System consists of a modular console containing a video camera, light source, and monitor. A flexible, small diameter endoscope utilizing small, flexible and versatile fiber optic image bundles is attached to the console. This endoscope allows medical specialists to examine almost any area in the body with a puncture as small as that caused by a standard hypodermic needle.

     The optical fibers contained in the endoscope transmit light from the console to the lens at the tip, and transmit the image from the lens back to the camera in the console. The image is displayed on the video monitor. Endoscopes which can be used with the console range from .5 millimeters up to 1.9 millimeters in diameter. Images produced by the 5990 Optical Catheter System can be preserved by use of recording and printing devices currently marketed by the Registrant.

     During the fiscal years ended September 30, 1996, and 1995, 5 and 10 Model 5990 Optical Catheter systems were sold by the Registrant, netting sales of approximately $49,500, and $87,500 respectively.

     Electronic Video Laparoscope (EVL). The Model 5500 EVL is a rigid endoscope that utilizes the latest in image processing without the need for multiple optical coupling lenses. The endoscope eliminates the need for coupling and light source enhancement because it incorporates these features within it's design. The Registrant introduced this product in October 1992 and commenced active marketing in April, 1993.

     Unlike a conventional surgical camera system which utilizes a separate camera head and coupler that never enters the body, the EVL incorporates an image sensor chip at the tip of the laparoscope. As a result, the EVL places the imaging chip in closer proximity to the anatomy viewed, thereby creating a higher resolution picture and increased illumination. With the elimination of the ancillary head and coupler, the Registrant has created a lighter weight device that requires only an optional focusing or magnification mechanism and eliminates the problem of fogging between the coupler and eyepiece. All of these features result in a safer, more efficient device for use by surgeons.

     In addition to the diagnostic versions of the EVL in 0 and 30 degree viewing angles, the Registrant received FDA approval in September, 1994 for the Operative Video Laparoscope(TM) in both 3 and 5 millimeter working channels. These devices are believed to be a significant improvement over existing operative scopes on the market in that they allow the same bright, high resolution picture as the standard EVL, with additional capability to insert operative instruments or laser fibers through the working channels. Most competing operative scopes lack illumination and picture quality due to their less-than-optimal configuration.

     During the fiscal years ended September 30, 1996 and 1995, the Registrant sold 13 and 35 units of the EVL control module, to both domestic and foreign markets. Total gross revenues for all EVL associated products, which includes ancillary scopes, umbilical cables, heads and control modules totalled $80,300 and $326,600 for the respective fiscal years.

     Models 6400 and 6600 Light Sources. The Registrant currently produces several light sources used in various procedures in conjunction with the model 1001.00 USES, 5980 and 5500 EVL cameras. The Registrant began to market and produce the model 6600 light source during fiscal 1993. The Registrant began production of the model 6400 light source during fiscal 1995. All model numbers represent current lines used for Arthroscopy, Laparoscopy and various other endoscopic procedures and vary only in the amount and frequency of light emitted from each piece of equipment. The Registrant sold 14 and 39, new light source units during fiscal 1996 and 1995, respectively, netting sales of $51,000 and $137,100.

     Adair/Veress Needle(TM). The Registrant has sold 2,379 and 1,402 units of this needle used to perforate the abdominal wall generating sales of approximately $41,200 and $26,700, during fiscal 1996 and 1995 respectively. The Medical Dynamics 5990 catheter and other manufacturers fiber scopes can be inserted through the needle, facilitating viewing of affected areas of the abdomen without an incision. The Registrant developed this needle in anticipation of its use in emergency rooms and for certain established laparoscopic procedures. The needle has FDA approval and is patented. See (b)(7) under this Item 1 below. The majority of sales of this device are attributable to Origin Medsystems, a subsidiary of Guidant Corporation. The Registrant has a current purchase order to deliver 1,390 additional units in the future totaling $22,600.

     Peripherals. The Registrant provides a variety of products designed for use in connection with its cameras. Because the Registrant's cameras are used with a variety of endoscopes and microscopes requiring varying light sources, optical couplers must be supplied to enable connection of the camera, light source and endoscope. These optical couplers are made by an outside supplier. The
Registrant also provides the video monitors for use in connection with its cameras. These monitors are purchased from major electronics manufacturers. Installation of medical grade cords, plugs, conductive castors, opto-isolation for control of current leakage and remote footswitching are a few of the modifications provided. Similarly, video cassette recorders of major manufacturers also are purchased by the Registrant, modified and resold for use in connection with its medical cameras.

     Cam-Wrap(TM). The Registrant markets a sterile camera cover (the Cam-Wrap) which permits the head and cable of soakable and non-soakable cameras (which cameras were previously manufactured and sold by the Registrant and others) to be draped for sterile requirements of operating rooms. The plastic camera cover is manufactured for the Registrant by a non-affiliated company. Approximately 19,200 and 21,400 units were sold in fiscal 1996 and 1995, respectively, for total sales of $184,400 and $202,500.


     Lap-Wrap(TM). In conjunction with the EVL, Medical Dynamics also markets the Lap-Wrap, a disposable sterile sheath and sleeve for the EVL and other manufacturers' brands of laparoscopes and camera systems. The product is part of the Registrant's line of higher-margin disposable accessories. The Lap-Wrap is a low cost alternative ($16 list) to current sterilization and disinfection techniques. It reduces repair costs on scopes and camera systems, and also eliminates the potential environmental and health hazards associated with exposure to chemical soaking solutions or ETO (gas) sterilization. During the fiscal years ending September 30, 1996 and 1995, 264 and 314 cases of Lap- Wrap were sold resulting in revenues of $38,500 and $49,100, respectively. Both the EVL and Lap-Wrap, which combine to form a patented device, have been licensed (See Licenses in Part I (b)(7)) to Medical Dynamics by the inventor and Chairman of the Registrant, Dr. Edwin L. Adair.

     Universal Sterile Endoscopy System(TM) (USES(TM)). At the end of fiscal 1995 the Registrant introduced this product group. It consists of a non-soakable camera system that utilizes a proprietary "closed system" sterile coupler drape with each use. The advantages of this system over competitors models is the ability to have an absolutely sterile camera for every surgical case, at approximately one-third the price of competing models. Fiscal 1996 sales were minimal as the product is still in the introductory stage. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

     Inventory. The Registrant is required to carry significant quantities of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. The Registrant also carries a significant quantity of repair parts. At September 30, 1996, inventories of repair parts valued at $450,000 were classified as a long-term asset in the Registrant's balance sheet. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years (see note 3 to the consolidated financial statements). The Registrant has continued to maintain an inventory of components for its Models 5500, 5940, 5960, 5970, and 5980 cameras, the 5990 Optical Catheter(TM) System, and various peripherals. Sufficient quantities of the Registrant's disposable product line such as Lap-Wrap and Cam- Wrap must also be maintained in anticipation of customer's future needs.

     The Registrant typically sells product on a net 30 day basis to all domestic customers and a net 60 to 270 day basis to foreign customers and distributors. With some exceptions, most foreign distributors post letters of credit to insure payment on orders. Inventory levels net of allowance for obsolescence for the fiscal years ended September 30, 1996 and 1995 were $714,400 and $948,500 respectively.

     Warranty. The Registrant's medical and dental video cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Cables and optical couplers are warranted to be free of defects for a period of 180 days. Defects or mal functions are corrected by the Registrant at the Registrant's cost, if the applicable conditions to the warranty are satisfied. In the event warranty repairs cannot be effected within five days, the Registrant generally provides loaner cameras for customer use. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. The Registrant estimates future warranty costs and enters the estimated cost into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve at
fiscal  year  end   September  30,  1996  and  1995  was  $15,000  and  $25,000,
respectively.

(b)(2)   Distribution Methods

     The Registrant's medical video camera systems and disposable medical products are sold principally to physicians and hospitals, either directly or through one of the Registrant's independent sales representatives. The Registrant's intraoral dental camera is typically sold through a select distribution network or on an OEM distributor basis. The Registrant has engaged in marketing and advertising of all its products at professional seminars and specialty meetings, direct mail promotions, telemarketing, and through a sales representative network. During the years ended September 30, 1996 and 1995, the Registrant spent $193,700 and $258,800, respectively, on sales promotions, conventions and advertising expenses.

     The Registrant engaged approximately 12 organizations with approximately 22 field sales representatives to market its medical camera systems in the United States during fiscal year 1996. Most major domestic sales territories are covered by the current sales representative network. The sales representatives enter into a one year agreement with the Registrant under which they receive commissions of approximately 15% to 20% on video camera sales revenues, 10% to 15% on camera accessories and 10% to 20% on disposable product sales generated by them in exclusive marketing areas. All selling expenses are borne by the sales representative. The sales representative agreements prohibit each representative from purchasing or dealing in products of competitors of the Registrant. In addition to sales made in this manner, the Registrant also modifies some of its products to display the labeling of its customers. Those customers then sell the products directly to end-users.

     As of the fiscal year ended September 30, 1996, the Regis trant engaged approximately 12 agents to sell video cameras in areas outside the United States. The primary foreign territories where the Registrant has distributors are the United Kingdom, Western Europe, Spain, and Latin America.

     During each of the past two fiscal years, sales of various models of video camera systems (including ancillary camera equipment) contributed more than 15% of the Registrant's total revenue. The percentages of the Registrant's revenues contributed by this product group during the fiscal years ended September 30, 1996 and 1995 were 22% and 36%, respectively.


(b)(3)   Status of New Products.

     The Registrant has several products which are in various stages of development.

     3-D Electronic Video Laparoscope(TM). Medical Dynamics has developed a prototype (not yet FDA approved), through its licensing agreement with the Registrant's Chairman, of this new technology, which combines two EVL systems within a single laparoscope to produce a three-dimensional view of the target area. In laparoscopic surgery, where surgeons are required to grasp and manipulate organs, vessels and tissue, the depth of field obtained through 3-D is superior to the "flat field" effect of two-dimensional camera systems. A commercial product is expected to be introduced within two years provided the market warrants such an introduction and FDA approval is received.

(b)(4)   Competition.

     With regard to the Registrant's medical video cameras, the principal competitive factors to which it is subject are price, technological configuration, product performance, and product line diversification. Principal competitors in the United States include Circon/ACMI Corporation, Stryker Corporation, Olympus, Wolf, and Karl Storz, each of which manufactures and sells some form of medical video system, and there are certain competitors overseas. The principal reasons why sales volumes remain volatile are fluctuating OEM revenue, the limited product line presently offered by the Registrant, a limited amount of capital available to promote the products through successful marketing efforts and distribution channels, the consolidation of hospitals coupled with less influence over buying decisions by physicians, and the continuing uncertainty surrounding the effects of a proposed national health care plan. Such limitations have proven detrimental to the ongoing operations of the Registrant to date. The industry has experienced a contraction of camera manufacturers over the past several years but the Registrant anticipates that other companies may enter into the manufacture and sale of small color video systems, thereby causing further competition in this field. The prices charged and warranties provided by the Registrant and competing manufacturers of surgical video camera systems are similar.

     The Registrant's 5990 Optical Catheter System(TM) is protected by a number of patents licensed to the Registrant by it's Chairman, and to the Registrant's knowledge, no similar systems are presently being marketed. Both the 5990 Optical Catheter System and the 5500 EVL are subject to competition from the Registrants model 5980 camera and similar cameras manufactured by the Registrant's competitors, although the Registrant believes the 5990 is more suitable for office use than such other cameras.

(b)(5)  Availability of Raw Materials.

     For a number of years, the Registrant had purchased cameras from Panasonic Industrial Company - Audio Video Systems Group ("Panasonic") exclusively. Although Panasonic is still the primary supplier of cameras, the Registrant now procures cameras from additional sources without sacrificing product or picture quality. Management believes the additional product resources, combined with current purchasing practices more in line with "just-in-time" inventory management, are beneficial to the Registrant. The Registrant has entered into an agreement with a United States manufacturer to supply the head cables used in its camera products and has negotiated a similar agreement with another United States manufacturer. If these sources of head cables were not available, the Registrant believes it would be materially affected, as other sources for these camera head cables may not be available to the Registrant.

(b)(6)  Principal Customers.

     The Registrant had one customer who contributed 10% or more of total gross revenues for both fiscal years 1996 and 1995. Gross billings to Rosot Enterprises of Locust Valley, New York during fiscal years 1996 and 1995 were $108,800 and $297,700 or 16% and 25% of Registrant revenues, respectively. Rosot Enterprises is an international distributing company which concentrates on Mexico, Central and South America.

(b)(7)   Patents, Trademarks, etc.

     Patents. Although the Registrant does not own any patents relating to its Optical Catheter System(TM), it holds an exclusive license on three patents related to this camera system. United States Patents No. 4,782,819, No. 4,736,733, and No. 4,754,328 expiring November 8, April 12, and June 28, 2005, respectively, relating to the Optical Catheter(TM) are owned by Dr. and Mrs. Adair and are licensed on an exclusive basis to the Registrant. The terms of the license agreement are described under "Licenses" below. In addition, Dr. and Mrs. Adair have applied for several more patents on behalf of the Registrant relating to the 5990 Optical Catheter(TM) System, which applications are pending at the date of this filing.

     In addition to the above referenced patents, the following patents are also licensed to the Registrant from the Chairman:


TITLE                              ISSUE DATE         PATENT NUMBER
-----                              ----------         -------------

"Laser Endoscope"                   5/20/86             4,589,404

"Laser Endoscope" (Divisional)      6/28/88             4,754,328

"Endoscope with Removable           4/12/88             4,736,733
 Eyepiece"

"Gas Insufflation Needle with       9/26/89             4,869,717
 Instrument Port" (Adair Veress
 Needle)

TITLE                              ISSUE DATE         PATENT NUMBER
-----                              ----------         -------------


"Rigid Video Endoscope with        11/07/89             4,878,485
 Heat Sterilizable Sheath"
 (EVL and Lap-Wrap)
 Reissue                            3/24/92              RE 33854

"Deformable and Removable
 Sheath for Optical Catheter"       3/30/93             5,197,457

"Deflectable Sheath for             6/30/92             5,125,395
 Optical Catheter"

"Heat Sterilizable Electronic       2/23/93             5,188,094
 Video Endoscope"
 (Autoclavable EVL)

"Steerable Sheath for Use            7/5/94             5,325,845
 With Selected Removable
 Optical Catheter"

"Imaging Tissue or Stone            5/17/94             5,311,858
 Removal Basket"

"Stereoscopic Endoscope"            1/17/95             5,381,784
 (3-D EVL)

"Stereoscopic Endoscope With        2/27/96             5,494,483
 Miniaturized Electronic
 Imaging Chip"

"Miniaturized Electronic            2/27/96             5,495,114
 Imaging Chip"
 (For Reduced Diameter
 Electronic Endoscopes)

     The Bayne Pap Brush(TM) is subject to United States Patents No. 4,762,133, 4,754,764 and 4,873,992 expiring August 9, 2005 through October 17, 2006. Dr. Bayne, a director of the Registrant, assigned these patents to the Registrant and is entitled to receive a royalty of two percent of net sales of the product after recovery of certain expenses. No royalties have been accrued or paid to Dr. Bayne on this product.

     Trademarks. The Registrant is also the holder of United States Trademarks, registration numbers 1,299,413, 1,299,414, and 1,719,664 which relate to the name "Medical Dynamics", the corporate logo of the Registrant, and the Adair/Veress Needle respectively. The trademarks are granted for a term of 20 years expiring October 8, 2004, and if still in use at that time may be renewed for successive 20-year periods by application. In addition, the Registrant claims rights in numerous unregistered trademarks which it uses in interstate commerce, and which are subject only to common law protection. Additionally, the Registrant holds trademark registration number 1,282,319 which relates to the name "MedPacific Corporation" and its corporate logo. This Trademark was renewed for a 20 year term in June 1990. The Registrant also has trademark applications pending on a variety of products including the EVL, Lap-Wrap(TM), and True Vision(TM) dental camera.

     Licenses. The Registrant entered into an exclusive revocable license agreement with Dr. Edwin Adair effective June 3, 1987, as amended, relating to use of certain technology invented and developed by Dr. Adair relating to certain malleable endoscopes, flexible optical catheters, the Adair/Veress(TM) needle and complementary viewing systems for use in connection with detection, diagnosis and treatment of disease or injury in humans and animals. The Registrant used this technology to develop the 5990 Optical Catheter(TM) System, the Electronic Video Laparoscope (EVL), and the Lap-Wrap(TM). Dr. Adair is entitled to receive a royalty equal to the greater of two percent of net sales involving the licensed technology or a minimum annual royalty. Since inception and through September 30, 1996, $600,000 has been paid to Dr. Adair under this license agreement, and an additional $120,000 of expense was recognized in fiscal 1996 for the fair value of stock options issued to Dr. Adair. In December 1995, 120,000 options at a $1.00 exercise price were issued in exchange for the cash royalty payment for fiscal year 1996. See Notes 4 and 5 to the Consolidated Financial Statements in Item 7 and Item 12, below for more information regarding license agreements.

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

     The Registrant's facilities and records are subject to periodic unannounced inspections by the FDA for compliance with the applicable FDA regulations. The FDA may issue reports or citations where the manufacturer has failed to comply with all appropriate regulations and procedures. If the FDA finds a manufacturer not to be in such compliance, the FDA may prohibit a manufacturer from selling the products for which the manufacturer is not in compliance, until such time as the manufacturer complies with the applicable FDA regulations with respect to those products. Compliance with the provisions of the Act and the FDA's regulations is time consuming and expensive due to the extensive record keeping required.

     During October 1996, The FDA performed a routine inspection of the Registrant's premises and issued a Form FDA-483 "Inspectional Observations" itemizing certain deviations in the Registrant's procedures from that required in the FDA's regulations. The registrant has responded with a letter defending it's practices and to date has received no further response from the FDA. If the FDA continues to request the proposed changes after receipt of the Registrant's response, the registrant will implement the requested changes. Management expects no negative product or financial ramifications from this action, although no assurances to that effect can be made.

(b)(10)  Research and Development.

     During the fiscal years ended September 30, 1996 and 1995, the Registrant spent approximately $206,900 and $228,100, respectively, on company-sponsored research and development activities. During those periods, there were minimal customer-sponsored research activities relating to new products, services, techniques or to the improvement of existing products, services or techniques.

(b)(11)  Compliance With Environmental Laws.

     The Registrant is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

(b)(12)   Employees.

     At September 30, 1996, the Registrant employed 15 persons, including 3 persons engaged in general administration, and 12 persons engaged in production, distribution, and customer service of the Registrant's products.

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

     The Registrant also rents temporary storage space in mini- warehouses located near its principal executive offices. During the fiscal year 1996 the average monthly cost amounted to $380.

Item 3.  Legal Proceedings.

     There are no material pending legal or regulatory proceedings and the Registrant is not aware of any that are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Registrant has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) Market Information

     The Registrant's $.001 par value common stock (the "Common Stock") is traded in the over-the-counter market and price quo tations for the two fiscal years shown below were reported on the National Association of Securities Dealers Automated Quotation SmallCap Market System ("NASDAQ"), under the symbol "MEDY". The quotations shown below were compiled by the Registrant from Monthly Statistical Reports supplied by the NASD. All quotes represent inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions in the Common Stock:


                                     High bid            Low bid
                                     --------            -------
      Fiscal Year ended
      September 30, 1996
      ------------------
      First quarter                    $1.38              $0.50
      Second quarter                    2.31               1.03
      Third quarter                     4.06               1.44
      Fourth quarter                    5.19               2.13

      Fiscal Year ended
      September 30, 1995
      ------------------
      First quarter                    $2.83              $1.00
      Second quarter                    1.69               1.00
      Third quarter                     2.19               1.00
      Fourth quarter                    1.69               0.94


     (b) Holders

     The number of record holders of the Common Stock, as of September 30, 1996, was 13,227 not including an unknown number of beneficial holders in street name.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Liquidity  and  Capital  Resources.  (September  30,  1996 as  compared  to
September 30, 1995) During the fiscal year ended September 30, 1996, the Registrant's current ratio declined to 4.7 as compared to 7.2 at September 30, 1995. Net working capital decreased approximately $1,054,400 due primarily to the use of cash in operations, the resulting operating loss, and a reclassification of $450,000 of inventory to a non-current asset. These inventories, consisting of significant quantities of repair parts for equipment sold over the last several years, were classified as a long-term asset in the Registrant's balance sheet. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years (see note 3 to the consolidated financial statements). Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales and marketing of products.

     Principal changes in the components of net working capital for the fiscal year ended September 30, 1996 consist of a decrease in outstanding accounts receivable by $210,000, a collection of the Micro-Medical Devices, Inc. related party receivable of $110,000, a decrease in reported current inventory levels by $684,100 ($450,000 of which was reclassified to other long term assets), a reduction in prepaid expenses and other of $15,700, and a reduction in total current liabilities by $43,900 to the current level of $310,400.

     During the fiscal year ended September 30, 1996, the Registrant experienced negative cash flow from operating activities of approximately $789,200 as compared to negative cash flow from operating activities of approximately $1,102,200 during the comparable period of the prior fiscal year. The aggregate decrease in cash used in operating activities during fiscal 1996 versus fiscal 1995 was a result of the following factors:

Inventory levels decreasing in fiscal 1996 due to writeoffs and reclassifications, with no cash used in purchases other than for sales, where during fiscal 1995 the Company increased inventory by purchases in the amount of $79,900. Accounts payable and accrued expenses increased during fiscal 1996 by $56,100 over fiscal 1995 balances. Aggregate trade accounts receivable cash collections reduced outstanding balances due by $170,000 during fiscal 1996 versus a reduction of $66,200 during fiscal 1995.

     Certain consulting services received by the Registrant were paid for through the issuance of common stock options during the year in lieu of cash. Although the services required no cash outlay, the options granted, issued at an exercise price higher than market, still required the recognition of estimated expense per the accounting rules prescribed in FAS 123 "Accounting for Stock Based Compensation". This statement requires that the fair value of stock options issued to non-employees of the company be computed under an option pricing model and be recorded in the Registrant's accounts. A total of $133,600 of non-cash consulting expense has been recognized to comply with this accounting rule. The Registrant has elected to continue to use APB 25 for the computation of employee stock option expense. Total non-cash compensation expense recognized for employee stock options was $271,400 during fiscal 1996. See Note 5 to The Consolidated Financial Statements for additional information.

     To curtail operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing all expense accounts to determine if any additional reductions in expenditures are possible. Purchasing procedures have also been implemented to minimize product cost and avoid excess inventory levels.

     During fiscal 1996 the Registrant maintained workforce levels approximately the same as the levels of fiscal year 1995. In addition, the Registrant paid royalties due to Dr. Adair for fiscal year 1996 by issuing an option to him in lieu of cash. Although there was no cash outlay required for the payment of royalties incurred during fiscal 1996, proper accounting treatment under FAS 123 required that an expense recognition for the fair value of the option be recorded in the Registrant's books. The Registrant has recorded $120,000 of non-cash expense under this rule.

     Without significant sales increases, the Registrant anticipates negative cash flow from operating activities for fiscal 1997 and beyond. The Registrant's future viability depends on its ability to generate cash through profitable operations. During fiscal 1996 cash flow deficits were funded by employee, officer, and consultant stock option exercises (raising $611,700 during the fiscal year), equity placements during fiscal 1994, and in previous fiscal years through loans from the Registrant's Chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating positive cash flow from operations. Unless the Registrant is able to increase sales revenues and maintain profitability, the Registrant may be facing significant working capital shortages beginning in fiscal 1998. There can be no assurance that the Registrant will be able to achieve this goal. Should the Registrant be unable to meet future minimum royalty payments to the Registrant's Chairman beginning October 1, 1996, then under the terms of the licensing agreement the majority of patent rights under the agreement could revert back to the Registrant's Chairman, unless further compensatory arrangements are made. Possible compensation arrangements could include stock options in lieu of royalties or deferral of royalty payments, among others. No assurances can be given that these arrangements will be made. The majority of the Registrant's medical products use patents licensed to the Company by the Chairman. The Registrant's new dental camera is not made under license agreements from the Company Chairman. See item 12 - Certain Relationships and Related Transactions, "Distribution Agreement."

     The Registrant believes that its existing capital resources are sufficient for the 1997 fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time. If, however, the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

     Results of Operations. (Fiscal 1996 as compared to Fiscal 1995) As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the consolidated statements of operations for the years ended September 30, 1996, and 1995 and the percentage changes in those items for the same years.


      As a percent of total
      revenue for the years                                               Percentage
       ended September 30,                                                change from
       1996        1995                 Revenue/Expense Items         FYE 1995 to FYE 1996
       ----        ----                 ---------------------        ---------------------

     100.0%      100.0%                 Net sales                          (44.1%)
      97.7%       84.7%                 Cost of goods sold                 (35.6%)
       2.3%       15.2%                 Gross profit                       (91.5%)
      15.4%        7.1%                 Other operating revenue             21.4%
     131.5%       91.7%                 Selling general and                (19.8%)
                                          administrative
      60.7%        0.0%                 Fair value of common                 n/a
                                          stock options





     As a percent of total
      revenue for the years                                               Percentage
       ended September 30,                                               change from
       1996        1995                 Revenue/Expense Items         FYE 1995 to FYE 1996
       ----        ----                 ---------------------        ---------------------

      31.0%       19.1%                 Research and Dev.                 (9.3%)

      31.0%       22.5%                 Depreciation                      22.7%
      18.0%       10.0%                 Royalties                          0.0%
      13.0%        8.4%                 Obsolete Inventory                12.7%
       0.0%        6.1%                 Patent Loss                        n/a
    (267.6%)    (135.4%)                Operating loss                   (10.4%)
       6.7%       11.2%                 Other income/(expense)           (66.4%)
    (260.8%)    (124.2%)                Net income (loss)                (17.4%)

     Additionally, as an aid to understanding trends and factors of the Registrant, the following ratios describe historical summaries of liquidity, activity and profitability ratios for the years ended September 30, 1996 and 1995.

                                                  1996             1995
                                                  ----             ----

         Liquidity
         Current ratio                            4.67             7.22
         Current ratio less inventory             3.85             4.54

         Activity
         Trade receivables turnover               3.68             2.81
         Inventory turnover                        .94             1.15

         Profitability
         Return on assets                        (77.9%)        (40.9%)
         Return on equity                        (86.8%)        (45.4%)
         Return on sales                        (260.8%)       (124.2%)

     Revenue. Revenue decreased $527,400, or 44.1% primarily as a result of a decrease in sales in substantially all product groups, including the following: catheters & accessories by $39,300, general accessories by $245,900, a decrease in combined Cam Wrap and Lap Wrap sales by $28,200, a decrease in EVL model 5500 sales by $184,200, and a decrease in the model 5990 sales by $38,000. This sales decrease was due primarily to a lack of market acceptance for the Registrant's medical products, a decrease in capital budget expenditures in hospitals coupled with less influence over purchasing decisions by physicians, reduced marketing efforts by the Registrant, and increased competition from other manufacturers of surgical cameras. The Registrant is taking steps to introduce products in the fiscal 1997 time frame that address the combined issues of cost and sterility that plague the cost driven hospital market, although no assurances of the success of that strategy can be given.

     OEM sales decreased during fiscal 1996 to $46,800 from $132,900 during fiscal year end 1995. This decrease was due primarily to a continued reduction and final termination of shipments to Endosurgical Development Company (EDC).

     Foreign market sales revenues totaled $235,400 for fiscal 1996. The Registrant has experienced a slowdown in the foreign marketplace, primarily due to reduced shipments to Central and South America through Rosot Enterprises, but still remains optimistic regarding expansion of the foreign distribution network in fiscal 1997 along with an increase in revenues from this source, although no assurances can be given as to the success of those efforts.

     Cost of Goods Sold. Cost of Goods Sold for the fiscal years ended 1996 and 1995 were $652,300 and $1,012,400 respectively, for a decrease of $360,100 or 35.6%. Cost of goods sold as a percent of revenue increased to 97.7% for fiscal 1996 from 84.7% in Fiscal 1995. The principal reason for the decrease in overall cost of goods sold is lower sales volumes, while the increase in cost of sales as a percentage of gross revenue in fiscal 1996 is attributed to lower production volumes and charging excess manufacturing capacity to cost of goods sold. Underabsorbed overhead variances will continue to adversely affect cost of goods sold as a percentage of revenues during fiscal 1997 until such time that increases in sales and production volumes materialize.

     Selling, General & Administrative Expenses (S,G&A). S,G&A expenses for the fiscal years 1996 and 1995 were $878,300 and $1,095,800, respectively, for a decrease of $217,500 or 19.8%. The decrease is primarily due to the continued effectiveness during fiscal 1996 of cost cutting measures instituted by management, precipitated by lower sales and production volumes. The Registrant continues to reduce or eliminate expenses in all areas when practical including executive compensation, employee benefits, and travel & promotions.

     Research and Development Costs (R&D). R&D costs for the fiscal years ended 1996 and 1995 were $206,900 and $228,100, respectively, for a decrease of $21,200 or 9.3%. The decrease is primarily attributable to the Registrant focusing it's R&D efforts on the intraoral dental camera and reduced allocations of R&D funds to other projects throughout the fiscal year. The Registrant will continue to fund R&D as it deems appropriate to maintain or gain a competitive advantage.

Recent Accounting Standards

     In March, 1995, the Financial Accounting Standards Board issued a new statement entitled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and will change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

     In October, 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. The Company does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject to the disclosure requirements prescribed by FAS 123 beginning with the fiscal year ending September 30, 1997.

Effect of Changing Prices and Inflation

     Generally, inflation has not been a significant factor on the Registrant's operations.

Item 7.  Financial Statements.

     The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

        Reports of Independent Certified Public Accountants

        Consolidated Balance Sheets - September 30, 1996 and 1995

        Consolidated Statements of Operations - Years ended September 30, 1996 and 1995

        Consolidated Statements of Stockholders' Equity - Years ended September 30, 1996 and 1995

        Consolidated Statements of Cash Flows - Years ended
        September 30, 1996 and 1995

        Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


     On September 5, 1996 the board of directors of Medical Dynamics, Inc. (the "Registrant") approved the engagement of Hein + Associates, LLP, of Denver, Colorado, to audit and report on the Registrant's financial statements for the year ended September 30, 1996.

     On such date, the board of directors also approved the dismissal of McGladrey & Pullen, LLP, of Denver, Colorado as the Company's previous auditors.

     The reports of McGladrey & Pullen, LLP on the Company's financial statements as of September 30, 1995, and for the year then ended contained an explanatory paragraph as to the ability of the Registrant to continue as a going concern. Such reports for the last two years contained no other adverse opinion or disclaimer of an opinion. None of such reports were qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and subsequent interim periods through the date of dismissal of McGladrey & Pullen, LLP, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of McGladrey and Pullen, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     The Registrant has provided the former accountant, McGladrey & Pullen, LLP, with a copy of the foregoing disclosures. A letter, addressed to the Commission, by the former accountants stating that it agrees with the above statements made by the Registrant is attached hereto as an exhibit.

     During the two most recent fiscal years and the subsequent interim period preceding McGladrey & Pullen, LLP's dismissal, the Registrant was not advised by McGladrey & Pullen, LLP that internal controls necessary for the Registrant to develop reliable financial statements do not exist nor that information has come to its attention that led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management. The Registrant has not been advised by McGladrey & Pullen, LLP of the need to expand significantly the scope of the Registrant's audit, nor has the Registrant been advised that during the two most recent fiscal years and the subsequent interim periods preceding its dismissal, information has come to the attention of McGladrey & Pullen, LLP that if investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (September 30, 1995), or (ii) cause McGladrey & Pullen, LLP to be unwilling to rely on management's representations or be associated with the Registrant's financial statements.

     The Registrant has not been advised by McGladrey & Pullen, LLP that information has come to its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to September 30, 1995.

     No consultations occurred between the Registrant and Hein + Associates, LLP during the two most recent fiscal years and any subsequent periods prior to Hein + Associates, LLP's appointment, regarding the application of accounting principles, the type of audit opinion, or other information considered by the Registrant in reaching a decision as to any accounting, auditing, or financial reporting issue.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

     (a) Identification of Directors and Executive Officers.

     The following table sets forth certain information regarding the directors and executive officers of the Registrant:

Name                             Age        Position
----                             ---        --------

Edwin L. Adair, M.D. (1)         66         Chairman of the Board and Treasurer

Van A. Horsley                   44         Director, President, Chief Financial
                                            Officer and Chief Executive Officer

Pat Horsley Adair (1)            68         Director and Secretary

I. Dean Bayne, M.D.              69         Director and Assistant Secretary

Leroy Bilanich                   46         Director

Jo Brehm                         60         Vice President

--------------
(1)  Members of the Compensation Committee.

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

     Edwin L. Adair, M.D. has been a director of the Registrant since June 30, 1971, Chairman of the Board since September 8, 1981 and Treasurer since March 27, 1973. From February 6, 1986 until July 13, 1990, Dr. Adair also served as Chief Executive Officer of the Registrant. Dr. Adair received B.S. and M.D. degrees from the University of Colorado in 1951 and 1955, respectively. He prac ticed medicine from 1956 until 1983 and is a board-certified urologist who discontinued the practice of medicine due to a physical disability resulting from an accident. Dr. Adair has published articles in medical journals and has taught at the University of Colorado School of Medicine. Dr. Adair is a member of the American Medical Association, American Board of Urology, the American Urological Society and the American College of Surgeons. The Registrant currently carries a $100,000 key man life insurance policy on Dr. Adair, reduced from $1,100,000 as a cost savings measure during fiscal 1996.

     Van A. Horsley has been a director, President and Chief Executive Officer of the Registrant since July 13, 1990. From March 1, 1990 until July 13, 1990, Mr. Horsley served as Chief Financial Officer. Mr. Horsley holds a B.S.B.A. degree in finance from the University of Denver and a graduate degree from the School of Banking at the University of Colorado. From 1974 to February, 1990, Mr. Horsley was employed in various capacities by Affiliated Denver National
Bank in Denver, Colorado and from 1985 through February, 1990 served as executive vice president - head of lending.

     Pat Horsley Adair has been a director and Secretary of the Registrant since September 8, 1981. Mrs. Adair attended McMurray College in Abilene, Texas, taking courses in English and business which did not lead to a degree. From June 1974 to July 1983, Mrs. Adair was employed by the Registrant as office manager. Since that time, Mrs. Adair has served as Corporate Secretary to the Registrant. From 1964 to 1975, Mrs. Adair served as executive director of the Arapahoe County Medical Society and from 1976 to 1980 she served as executive director of the Metro Denver Founda tion for Medical Care, an organization which serves Arapahoe, Denver, Boulder, Jefferson and Adams counties, Colorado.

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1995 through January 14, 1997 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except as follows:

     Dr. and Mrs. Adair, chairman and secretary of the Registrant, filed a form 4 reporting an event which occurred in October, 1996 late. This report was filed on November 12, 1996.

     I. Dean Bayne, director of the Registrant, filed two form 4's late, reporting an event which occurred in each of the months July and August, 1996, in October, 1996.

Item 10.  Executive Compensation.

(a)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to the chief executive officer of the Registrant for the five years ending September 30, 1996. No other person who is currently an executive officer of the Registrant earned salary and bonus compensation exceeding $100,000 during any of those years.


                               Annual Compensation ($$)      Long Term Compensation
                                                               Awards        Payouts
       (a)             (b)   (c)        (d)        (e)     (f)      (g)        (h)         (i)
                                                          Restricted
     Name and                                             Stock   Options    LTIP         Other
     Position         Year  Salary     Bonus      Other   Awards  & SARs     Payouts   Compensation
     --------         ----  ------     -----      -----   ------  ------     -------   ------------
                             ($$)       ($$)      ($$)     ($$)     (##)       ($$)       ($$)

Van A. Horsley        1996  105,000     -0-       925      -0-     37,174*     -0-        260
President and         1995  105,000     -0-       925      -0-     40,900      -0-        559
Chief Executive       1994  105,000     -0-       925      -0-     50,000      -0-        559
Officer

* Does not include options to acquire 150,000 shares exercisable at prices ranging from $2.75 to $3.75 per share which vest based upon defined performance goals.

     401(k) Plan. On January 1, 1990, the Registrant adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and the Registrant are entitled (at their own discretion) to con tribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 1996, the Registrant's matching contributions to the plan for the accounts of Van Horsley and Jo Brehm totalled approximately $438 and the matching contribution under the plan for the accounts of all executive officers as a group totalled $438. These amounts are included in column (i) of the Summary Compensation Table.

     (b) Stock Option Plans.

     Options and Option Plans. Until April 10, 1988 the Registrant had two plans pursuant to which stock options could be granted to its directors and officers. These plans were the 1981 Non- Qualified Consultants' Plan and the 1981 Incentive Stock Option Plan (the "Old Plans"). On April 10, 1988, the Board of Directors canceled the Old Plans to the extent that shares reserved for issuance thereunder were not then under option, and adopted and authorized the 1988 Stock Option Plan (the "1988 Plan") and directed that management prepare the documents formally defining the plan. At that time the Board also authorized the issuance of certain options under the 1988 Plan. The Board formally approved the 1988 Plan on July 14, 1988 and the shareholders approved the 1988 Plan on September 28, 1988.

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

     The following table sets forth certain information regarding stock options granted by the Registrant to the Chief Executive Officer and no other executive officers received total annual salary and bonus in excess of $100,000 during 1996. No stock appreciation rights were granted.



Option Grants in Fiscal 1996

(a)                                (b)                    (c)                     (d)                 (e)
                                                        % of Total
                                                      Options Granted           Exercise or
                                 Options          to Empl. / Cons. in         Base Price          Expiration
Name                           Granted (#)            Fiscal Year               ($/sh)              Date
----                           -----------            -----------             -------------     --------------

Van A. Horsley                   37,174                   3.0%                  $1.375          Apr. 18, 2001
Van A. Horsley*                  50,000                   4.0%                  $2.00           Sep. 05, 2001

* Does not include options to acquire 150,000 shares exercisable at prices ranging from $2.75 to $3.75 per share which vest based upon defined performance goals.


Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values.

     The Following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 1996 fiscal year as well as the year-end value of options being held by such persons on September 30, 1996: No Stock Appreciation Rights have been granted, or are held by, any such person:


(a)                         (b)               (c)                   (d)                   (e)
                                                                Number of              Value of
                                                                Unexercised          In-the-Money
                          Shares                                Options at            Options at
                         Acquired                                 FY End                FY End
                            on               Value             (Exercisable/         (Exercisable/
Name                     Exercise          Realized           Unexercisable)        Unexercisable)
----                     --------          --------           --------------        --------------

Van A. Horsley               -0-           $      0            224,638 / 0           $553,037 / 0
Edwin L. Adair           104,000           $160,225            360,000 / 0           $450,000 / 0
Pat H. Adair              23,600           $ 61,950                  0 / 0           $      0 / 0
I. Dean Bayne             20,000           $ 40,000             20,000 / 0           $  5,000 / 0
Leroy Bilanich            20,000           $ 67,880             20,000 / 0           $ 55,000 / 0
Jo Brehm                  14,800           $ 34,040             50,000 / 0           $156,000 / 0

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

     The following options were granted during fiscal 1995 to board members: Dr. Bayne was granted an option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Mr. Bilanich was granted an option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Dr. Edwin Adair was granted an option to acquire 44,000 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. Pat Horsley Adair was granted an option to acquire 23,600 shares of common stock at $1.50 per share, expiring June 1, 2000 on June 2, 1995. All these options were exercised during the fiscal year ended September, 1996.

     Royalty Agreements. Dr. Adair and Dr. Bayne, directors of the Registrant, are each entitled to receive royalties equal to two percent of the net sales of products each assigned to the Company. No royalties have been accrued or paid to Dr. Bayne, however, $600,000 has been paid and $0 has been accrued to Dr. Adair through the end of fiscal 1996. The Registrant is required to pay Dr. Adair minimum annual royalties of $120,000. In an effort to help reduce negative cash flow during fiscal 1996, on December 1, 1995 Dr. Adair signed an agreement with the Registrant where he has accepted 120,000 common stock options priced at $1.00 per share in substitution for his customary cash royalty payment for the 1996 fiscal year. A non-cash expense was recorded for the issuance of this option per the requirements of FASB 123. See Consolidated Notes to the Financial Statements No. 4 for additional information. See Item 13 for further information regarding the royalty agreement, Certain Relationships and Related Transactions.

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

     Officer's Life Insurance and Split-Dollar Agreement. In August 1990, the Registrant purchased a $1,000,000 convertible term key- man life insurance policy on its Chairman. Additionally, in August 1990, the Registrant entered into a split-dollar life insurance agreement with an irrevocable trust established by the Chairman and Secretary of the Registrant. The Registrant had agreed to pay substantially all of the annual premiums on the $2,000,000 whole-life, second-to-die policy which had the insurance trust as the beneficiary. The split-dollar agreement specified that the Registrant would receive the greater of premiums paid or cash surrender value upon the second insured's death.

However, should the Registrant decide not to pay the premium prior to the second insured's death, the Registrant would only collect premiums paid to the extent of the cash surrender value. As such, the Registrant had recorded the premiums paid in the accompanying consolidated balance sheets to the extent of cash surrender value. During fiscal 1996 the Registrant terminated both the above policies as a cost-cutting measure. The Registrant does however, currently maintain a $100,000 whole life key-man insurance policy on its Chairman which was acquired in 1985.

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

     At September 30, 1996, the Registrant had only one class of outstanding voting securities, its Common Stock, $.001 par value. The following table sets forth information as of September 30, 1996 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.

                                        Shares owned                Percent
Name of beneficial owner              beneficially (1)             of class
------------------------              ----------------             --------

Edwin L. Adair, M.D.                      1,239,298 (2)              15.9%
and Pat Horsley Adair
317 Paragon Way
Castle Pines Village
Colorado   80104

I. Dean Bayne, M.D.                          20,000                    0.3%

Van Horsley                                 303,858 (3)                3.9%
Leroy Bilanich, Ed.D.                        20,000                    0.3%

All officers and                          1,643,156 (4)               21.1%
directors as a
group (6 persons)

---------
(1) As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, beneficial ownership is of record and consists of sole voting and investment power.

(2) Includes 240,000 stock options issued to the Chairman of which all are presently exercisable. Also includes 120,000 options issued to Dr. Adair in December, 1995 in consideration for cancellation of fiscal 1996 royalty payments due him totaling $120,000, also presently exercisable.

(3) Includes 224,638 shares under presently exercisable stock options. Does not include options to acquire 150,000 shares exercisable at prices ranging from $2.75 to $3.75 per share which vest based upon defined performance goals.

(4) Includes shares referenced in notes (2) through (3) and 60,000 additional shares and options held by one officer who is not a director, all of which are presently exercisable.


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

     License Agreement with Dr. Adair. The Registrant has entered into a license agreement, as further amended and explained below, effective June 3, 1987, with its Chairman relating to the use of certain technology invented and developed by him. Originally, the agreement licensed technology relating to certain malleable endoscopes, flexible optical catheters, the Adair/Veress(TM) needle and complementing viewing systems for use in connection with detection, diagnosis and treatment of disease or injury in humans and animals. The Registrant used this technology to develop the Model 5990 Optical Catheter System.

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

     Pursuant to an amendment dated June 22, 1989, to the license agreement described above, the Chairman agreed not to exercise his right of termination of the license if the Registrant used its best efforts to manufacture and market all products developed utilizing the technology included within the license. In exchange for the agreement not to exercise his right of termination, the Registrant agreed to pay the Chairman minimum annual royalties of $60,000, $80,000 and $100,000 for the years ended September 30, 1990, 1991 and 1992, respectively. Thereafter, the Registrant has agreed to pay the Chairman minimum annual royalties of $120,000. The license agreement does not specify a termination date. Through September 30, 1995, the Registrant has paid the Chairman $600,000 as specified under the agreement.

     Pursuant to an amendment dated July 2, 1992, to the license agreement noted above, the Chairman agreed to add further developed technology along with patents and trademarks to the license agreement at no additional cost to the Registrant. This amendment added 23 technologies that had either patents pending or fully- issued patent coverage.

     Pursuant to Amendment No. 4 dated October 8, 1992, to the license agreement noted above, the Chairman and Registrant agreed to continue the aforementioned royalty payments indefinitely and issue to the Chairman options to purchase an additional 300,000 shares of the Registrant's common stock at $4.00 per share. In exchange for the issuance of additional options and the continua tion of the royalty payment stream, the Chairman agreed to contribute certain patent rights and technology (including some as yet to be issued patent rights) relating to rigid video endoscopes using advanced chip technology.

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

          The definition of "Technology" included within the license agreement was modified to more accurately describe the technology developed by Dr. Adair which is of continuing interest to MEDY: the Optical Catheter(TM) technology (including the fluorescence detection system); the Adair-Veress needle(TM), the technology associated with the Electronic Video Laparoscope(TM), and Lap-Wrap(TM). The restated license agreement continues to specifically exclude from its terms technology relating to flexible or steerable endoscopic devices (other than the Optical Catheter). In the restated license agreement, MEDY continues to agree to sub-license technology to the Chairman relating to the use of laser light through flexible or steerable endoscopes on a non-exclusive basis.

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

     Distribution Agreement.

     The Registrant entered into a distribution agreement with Micro-Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair during June of fiscal year 1995. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy System(TM) ("USES"). MEDY had previously owned certain rights to this technology under the License Agreement but was required to return the technology to Dr. Adair due to MEDY's inability to commercialize the product within the required three year period. MEDY was unable to do so because of its lack of financial capability and its inability to obtain approval of products from the FDA. Dr. Adair, therefore, continued the research and development necessary to develop USES and the related products at his own expense, and through MMD, obtain FDA approval thereof.

     MMD has appointed MEDY as its exclusive worldwide distributor for the USES products through June 30, 2000. MMD also granted MEDY a right of first refusal to distribute any further products MMD may develop. There are no minimum performance requirements under the distribution agreement, and MEDY need only purchase products it has already sold to third parties.

     As a condition of the distribution agreement, however, MEDY agreed during fiscal 1995 to loan MMD up to $120,000 pursuant to a promissory note signed by MMD. The note was collateralized by the amounts due Dr. Adair under the restated license agreement as the sole shareholder of MMD, and he had pledged all amounts due to him under the restated license agreement as collateral for this guarantee. MEDY was accruing these amounts payable to Dr. Adair without interest. MEDY was not obligated to advance any amounts to MMD except to the extent these amounts are fully collateralized by amounts due to Dr. Adair. The promissory note from MMD to MEDY earned interest at a rate of 1% over the current prime rate per annum. Furthermore, the distribution agreement provided that MEDY could credit 100% of the purchase price of any products purchased from MMD under the distribution agreement against any amounts due under the promissory note. At September 30, 1995 MMD had owed the Registrant $110,000 under the terms of the note, plus accrued interest. This amount was paid in full during February, 1996. The September 30, 1996 balance owed MEDY by MMD was $-0-. See note 4. to the consolidated financial statements.

     MMD also agreed to sublease space from MEDY for administration purposes at cost. The amount of space has not yet been defined, but the rental payment and reimbursement to MEDY for employees MMD may utilize are intended to compensate MEDY for all associated expenses, including rent on a per-square-foot basis.

Other Related Party Transactions.

     In October 1987, I. Dean Bayne, M.D., a director, assigned his rights and interest in a then pending patent application related to the Bayne Pap Brush(TM) described in "Item 1 - Business Patents, Trademarks and Licenses." To reimburse him for his expenses in developing that product and as compensation for the assignment, the Registrant paid Dr. Bayne 10,000 shares of restricted common stock and will pay him a royalty for the duration of the patent equal to two percent of the net sales of the Bayne Pap Brush(TM), less certain expenses. As of September 30, 1996, no royalties have been accrued or paid under this arrangement. See "Item 1 - Business."

     The Registrant employs two sons of Dr. Adair and one son of Pat Horsley Adair at annual salary rates of approximately $45,600, $45,600, and $105,000. During the most recently completed fiscal year those persons received no other compensation from the registrant in addition to their salaries.

     Except as otherwise stated above, since October 1, 1991, the Registrant has not been a party to any transaction involving in excess of $60,000, in which any director or executive officer, nominee for election as a director, security holder of record or beneficially of more than five percent of any class of the Regis trant's securities, or any member of the immediate family of the foregoing had or will have a direct or indirect material interest.

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

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     The following is a complete list of exhibits filed as part of this Annual Report on Form 10-KSB, which Exhibits are incorporated herein.

Exhibit
 Number              Description
 ------              -----------

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

10.3                 Omitted

10.4(j)              1988 Stock Option Plan

10.5                 Omitted

10.6(d)              Sales Representative Agreement - Form

10.7(e)              International Distributor Agreement

Exhibit
 Number              Description
 ------              -----------

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

10.23              Omitted

10.24              Omitted

10.25(n)           401(k) Plan

10.26(b)           Indemnification Agreement - Van A. Horsley

10.27(b)           Indemnification Agreement - Leroy A.Bilanich

21.1               Subsidiaries of the Registrant:  MedPacific
                   Corporation, a Washington corporation

23.1*              Consent of McGladrey & Pullen, LLP
23.2               Consent of Hein + Associates, LLP

*                  Filed herewith.

(a)                Incorporated by reference from Registration
                   Statement on Form S-1, SEC File No. 2-82856.

Exhibit
 Number              Description
 ------              -----------

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

     (b) Reports on Form 8-K

     During the period covered by this Report up to January 14, 1997, the Company filed the following reports on Form 8-K:

     September 30, 1996, reporting an event under Item 5 - Other Events, filed on October 15, 1996.

     September 5, 1996, reporting an event under Item 4 - Changes In Registrants Certifying Accountant, filed on September 11, 1996.

         April 17, 1996, reporting an event under Item 5 - Other Events, filed on July 12, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDICAL DYNAMICS, INC.


                                           By:  /s/ Van A. Horsley
                                               --------------------------------
                                              Van A. Horsley, President

Date:  January 14, 1997


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



January 14, 1997                 /s/ Van A. Horsley
                                 ----------------------------------------------
                                 Van A. Horsley, Principal
                                 Executive Officer, Principal
                                 Financial Officer, and Director



January 14, 1997                 /s/ Edwin L. Adair
                                 ----------------------------------------------
                                 Edwin L. Adair, M.D., Chairman
                                 of the Board and Director



January 14, 1997                 /s/ I. Dean Bayne
                                 ----------------------------------------------
                                 I. Dean Bayne, M.D., Director




January 14, 1997                 /s/ Pat Horsley Adair
                                 ----------------------------------------------
                                 Pat Horsley Adair, Director




January 14, 1997                 /s/ Leroy Bilanich
                                 ----------------------------------------------
                                 Leroy Bilanich, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        PAGE
                                                                        ----

Independent Auditors' Reports..........................................  F-2

Consolidated Balance Sheets - September 30, 1996 and 1995..............  F-4

Consolidated Statements of Operations - For the Years Ended
  September 30, 1996 and 1995..........................................  F-5

Consolidated Statements of Stockholders' Equity - For the Years Ended
  September 30, 1996 and 1995..........................................  F-6

Consolidated Statements of Cash Flows - For the Years Ended
  September 30, 1996 and 1995..........................................  F-7

Notes to Consolidated Financial Statements.............................  F-8

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Medical Dynamics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and subsidiary (the "Company") as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and subsidiary as of September 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HEIN + ASSOCIATES LLP

Denver, Colorado
December 6, 1996

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Medical Dynamics, Inc. and Subsidiary
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and its wholly-owned subsidiary, MedPacific Corporation (the "Company"), as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and Subsidiary as of September 30, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




McGladrey & Pullen, LLP

Denver, Colorado
November 27, 1995

                                    MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,
                                                                        ----------------------------
                                                                            1996           1995
                                                                        ------------   -------------
                                              ASSETS
                                              ------
CURRENT ASSETS:
  Cash and equivalents                                                  $    993,200    $  1,071,700
  Note receivable - related party                                               --           110,000
  Trade receivables, less allowance for
    doubtful accounts of $25,000
    and $45,000, respectively                                                181,600         391,600
  Inventories                                                                264,400         948,500
  Prepaid expenses and other                                                  19,400          35,100
                                                                        ------------    ------------
     Total current assets                                                  1,458,600       2,556,900
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT:
  Demonstration and loaner equipment                                         853,800         678,100
  Machinery and equipment                                                    266,800         343,100
  Furniture and fixtures                                                     266,700         270,200
  Leasehold improvements                                                      54,500          54,500
                                                                        ------------    ------------
                                                                           1,441,800       1,345,900
  Less accumulated depreciation and amortization                          (1,225,300)     (1,202,000)
                                                                        ------------    ------------
   Property and equipment, net                                               216,500         143,900
OTHER ASSETS:                                                           ------------    ------------
  Inventories                                                                450,000            --
  Patents, patents pending, and trademarks, net
   of accumulated amortization of $681,400 and $609,400,
   respectively                                                               96,700         155,500
  Other                                                                       14,900          29,400
                                                                        ------------    ------------
       Total other assets                                                    561,600         184,900
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  2,236,700    $  2,885,700
                                                                        ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      $    217,900    $    188,400
  Accrued expenses                                                            77,500          50,900
  Warranty reserve                                                            15,000          25,000
  Accrued royalties - related party                                             --            90,000
                                                                        ------------    ------------
       Total current liabilities                                             310,400         354,300
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 5, and 7)

STOCKHOLDERS' EQUITY:
 Preferred stock,  $.001 par value;  authorized
   5,000,000 shares;  none issued                                               --               --
 Common stock, $.001 par value;  authorized
   15,000,000 shares, issued 7,180,200 and
   6,895,400 shares, respectively                                              7,200           6,900
 Additional paid-in capital                                               17,721,900      16,585,500
 Accumulated deficit                                                     (15,723,500)    (13,981,700)
                                                                        ------------    ------------
                                                                           2,005,600       2,610,700
 Treasury stock, at cost, 15,900 shares                                      (79,300)        (79,300)
                                                                        ------------    ------------
        Total stockholders' equity                                         1,926,300       2,531,400
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  2,236,700    $  2,885,700
                                                                        ============    ============

                           See accompanying notes to these consolidated financial statements.

                                                           F-4


                            MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               FOR THE YEARS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------

NET SALES                                                   $   667,800    $ 1,195,200

COST OF GOODS SOLD, including under
  applied overhead of $281,300 and $155,500, respectively       652,300      1,012,400
                                                            -----------    -----------

GROSS PROFIT                                                     15,500        182,800
                                                            -----------    -----------

OTHER OPERATING REVENUE                                         102,800         84,700
                                                            -----------    -----------

OPERATING EXPENSES:
   Selling, general and administrative                          878,300      1,095,800
   Fair value of common stock options
    granted for compensation and other services
                                                                405,000           --
   Research and development                                     206,900        228,100
   Depreciation and amortization                                207,600        268,600
   Royalties - related party                                    120,000        120,000
   Provision for obsolete and slow-moving inventory              87,300        100,000
   Loss from patents transferred to related party                  --           73,000
                                                            -----------    -----------
            Total operating expenses                          1,905,100      1,885,500
                                                            -----------    -----------

OPERATING LOSS                                               (1,786,800)    (1,618,000)
                                                            -----------    -----------

OTHER INCOME (EXPENSE):
   Gain on sale of loaner and demonstration equipment             7,400         51,200
   Interest income                                               39,000         82,900
   Interest expense                                              (1,400)          (100)
                                                            -----------    -----------
            Total other income                                   45,000        134,000
                                                            -----------    -----------

NET LOSS                                                    $(1,741,800)   $(1,484,000)
                                                            ===========    ===========

NET LOSS PER SHARE                                          $      (.25)   $      (.22)
                                                            ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                 6,898,300      6,879,500
                                                            ===========    ===========




           See accompanying notes to these consolidated financial statements.
                                        F-5


                                             MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                      COMMON STOCK         ADDITIONAL                      TREASURY STOCK
                                 ----------------------     PAID-IN      ACCUMULATED     --------------------
                                   SHARES       AMOUNT      CAPITAL        DEFICIT        SHARES     AMOUNT          TOTAL
                                 ----------   ---------   ------------   ------------    -------   ----------    ------------
BALANCE, October 1, 1994          6,885,400   $   6,900   $ 16,575,500   $(12,497,700)    15,900   $  (79,300)   $  4,005,400

  Common stock issued to
   purchase equipment                10,000        --           10,000           --         --           --            10,000
   Net loss                            --          --             --       (1,484,000)      --           --        (1,484,000)
                                 ----------   ---------   ------------    ------------   -------    ----------    -----------

BALANCE, September 30, 1995       6,895,400       6,900     16,585,500    (13,981,700)    15,900      (79,300)      2,531,400

  Exercise of options to
   purchase common stock            284,800         300        611,400           --         --           --           611,700
  Fair value of common stock
   options granted for:
     Royalty obligation                --          --          120,000           --         --           --           120,000
     Employee compensation             --          --          271,400           --         --           --           271,400
     Marketing arrangements            --          --           78,500           --         --           --            78,500
     Other services                    --          --           55,100           --         --           --            55,100

   Net loss                            --          --             --       (1,741,800)      --           --        (1,741,800)
                                  ---------   ---------   ------------    -----------   --------   ----------      ----------


 BALANCE, September 30, 1996      7,180,200   $   7,200   $ 17,721,900   $(15,723,500)    15,900   $  (79,300)      1,926,300
                                  =========   =========   ============   ============   ========   ==========      ==========






                              See accompanying notes to these consolidated financial statements.

                                                              F-6

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      FOR THE YEARS ENDED
                                                          SEPTEMBER 30,
                                                   ----------------------------
                                                      1996             1995
                                                   -----------      -----------

 Net loss                                          $(1,741,800)    $(1,484,000)
 Adjustments to reconcile net loss to net cash
  used ub operating activities:
   Fair value of common stock  options
    granted for:
      Royalty obligation                               120,000             -
      Compensation and other services                  405,000             -
   Depreciation                                        130,400         165,400
   Amortization                                         77,200         103,200
   Provision for obsolete inventory                     87,300         100,000
   Decrease in warranty reserve                        (10,000)        (25,000)
   Gain on sale of loaner equipment                     (7,400)        (51,200)
   Loss on disposal of patents                             -            76,700
   Changes in operating assets and liabilities:
      Decrease (increase) in:
         Trade receivables                             170,000          66,200
         Inventories                                    (1,700)        (79,900)
         Prepaid expenses                               15,700           9,200
      Increase (decrease) in:
         Accounts payable                               29,500          26,500
         Accrued expenses                               26,600          (9,300)
         Accrued royalties                             (90,000)            -
                                                    ----------        --------
    Net cash used in operating activities             (789,200)     (1,102,200)
                                                    ----------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of demonstration
     and loaner equipment                                7,400          52,600
   Proceeds from maturity of certificate of deposit        -            25,000
   Proceeds from sale of investments                       -           985,500
   Advances on note receivable - related party             -          (110,000)
   Collections on note receivable - related party      110,000             -
   Additions to patents                                (18,400)        (22,100)
   Purchase of property and equipment                  (14,500)        (12,000)
   Purchase of certificate of deposit                      -           (10,000)
   Reductions in deposits and cash surrender
     value of life insurance                            14,500         113,300
                                                    ----------      ----------
    Net cash provided by investing activities           99,000       1,022,300
                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from exercise of options to
     purchase common stock                             611,700             -
                                                    ----------      ----------

NET DECREASE IN CASH AND EQUIVALENTS                   (78,500)        (79,900)

CASH AND EQUIVALENTS, beginning of year              1,071,700       1,151,600
                                                    ----------      ----------

CASH AND EQUIVALENTS, end of year                   $  993,200      $1,071,700
                                                    ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid for interest                          $    1,400      $     100
                                                    ==========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Net demonstration and loaner
     equipment transfers from inventory             $  148,500      $  15,700
                                                    ==========      =========

    Common stock issued to purchase equipment       $      -        $  10,000
                                                    ==========      =========



       See accompanying notes to these consolidated financial statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES:
-----------------------------------

     Nature of Business Operations - Medical Dynamics, Inc. (the "Company") is engaged in the design, development, manufacture and marketing of medical video cameras and related surgical disposable products for a variety of medical specialties. These products are sold directly to hospitals, health care professionals, wholesalers, and original equipment manufacturers throughout the United States and foreign markets. Sales are typically made on terms of net 30 days, though some extended terms are offered on foreign sales, to match terms normally offered in certain countries. The Company markets its products primarily through a group of sales representatives and distributors.

     Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiary, MedPacific Corporation. All significant intercompany accounts and transactions have been eliminated. MedPacific Corporation is an inactive corporation, and there was no activity during the years ended September 30, 1996 and 1995.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

     The Company's consolidated financial statements are based on a number of estimates, including the allowance for doubtful accounts, the provision for obsolete and slow-moving inventory, the selection of estimated useful lives of property and equipment, realization of long-lived assets, and assumptions affecting the valuation of stock options granted to non-employees. It is reasonably possible that estimates affecting the provision for obsolete and slow-moving inventory and realization of long-lived assets will change in the forthcoming year and such revisions could be material.

     Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1996 and 1995, cash equivalents include a mutual fund that invests in money market instruments.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                             Years
                                                             ------
       Demonstration and loaner equipment                      3
       Machinery and equipment                               3 - 10
       Furniture and fixtures                                3 - 10

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement.

     Patents and Trademarks - Patents and trademarks are stated at cost and are amortized over their estimated economic lives of three to ten years. In the event patents pending are not granted, the related costs are charged to operations. The Company reviews its patents annually to determine potential impairment by comparing the carrying value of the intangible with expected future net cash flows related to the patent. An impairment loss would be recognized if the Company determined the carrying value exceeded the estimated net cash flows.

     Impairment of Long-Lived Assets - Management periodically assesses the Company's long-lived assets for impairment. If it is determined that the carrying value exceeds the estimated fair value of the assets, then a charge to operations will be recognized if the deficiency is considered to be other than temporary.

     Warranty Reserve - The Company provides a warranty against defects in materials and workmanship, generally for a period between one month and one year following the date of sale of the equipment. Estimated future costs of product warranties are included in current liabilities in the accompanying balance sheets.

     Research and Development - Research and development costs are charged to operations in the period incurred.

     Net Loss Per Share - Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each fiscal year. Common stock equivalents were anti-dilutive for fiscal 1996 and 1995 and were excluded from the computation.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

     Revenue Recognition - The Company recognizes sales when finished goods are shipped to a customer.

     Fair Value of Financial Instruments - Management estimates that the fair value of cash equivalents, accounts payable, and accrued expenses is approximately equal to carrying value due to the relatively short maturity for these instruments. Management estimates that the carrying value of accounts receivable is in excess of fair value by approximately $10,000 due to delayed payment terms for some of the receivables.

     Impact  of  Recently  Issued  Accounting  Standards  - In March  1995,  the
     Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and will change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. The Company does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject to the disclosure requirements prescribed by FAS 123 beginning with the fiscal year ending September 30, 1997.

     FAS 123 also prescribes accounting requirements for options, warrants, and similar instruments which are granted to non-employees after December 15, 1995, and requires that all such instruments be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123.

     Reclassifications  - Certain amounts in the 1995 financial  statements have
     been   reclassified   to  conform   with  the  1996   presentation.   These
     reclassifications had no effect on the 1995 net loss.


2. BASIS OF PRESENTATION:
-------------------------

     The accompanying financial statements have been presented on the going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred continued substantial operating losses, negative cash flows from operations and has experienced difficulty obtaining U.S. Food and Drug Administration
     (FDA)  approval  for new  products.  Recently,  the cost of health care has risen significantly, and there have been proposals by legislators, regulators and third party health care payors to curtail these cost increases. Some proposals have involved limitations on the amount of reimbursement for specific surgical procedures. The Company is unable to predict the changes to be made in the reimbursement procedures utilized by third party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive, and in some instances, put pressure on medical suppliers to lower their prices. As a result, the Company is unable to predict the financial impact of these factors.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's future viability depends on its ability to increase sales and become profitable. To this end the Company will look for new OEM customers, increase marketing efforts on new products, explore distribution of new products to medical and dental specialties, continue to expand in the foreign market place, and believes it will no longer have difficulty obtaining FDA approval on new products. However, there are no assurances that these efforts will result in a sufficient increase in sales, profitability and cash flows, to allow for the long-term viability of the Company. The financial statements do not include any adjustment relating to the recoverability of recorded asset amounts, or the amounts of liabilities that might be necessary should the Company not be able to continue in existence, including the write-off of patents that would revert back to the Chairman under a licensing agreement.


3. INVENTORIES:
---------------

     Inventories consist of the following at September 30, 1996 and 1995:

                                                        September 30,
                                                -----------------------------
                                                   1996               1995
                                                ----------         ----------

      Raw materials and replacement parts       $  444,600         $   466,100
      Finished goods                               479,800             656,400
      Work in process                                 --                26,000
                                                ----------          ----------
          Total inventory                          924,400           1,148,500
      Less provision for obsolete and
       slow-moving inventory                      (210,000)           (200,000)
                                                ----------          ----------

          Net inventories                       $  714,400          $  948,500
                                                ==========          ==========


     At September 30, 1996, inventories of $450,000 are classified as a long-term asset in the accompanying balance sheet. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years. Management believes that it may take up to five years to fully utilize this portion of the Company's inventories based upon current levels of repairs and expected production levels of new products.

     Due to the declining level of production for the company's medical video cameras, the Company incurred under applied overhead costs of approximately $281,300 and $155,500 for the years ended September 30, 1996 and 1995, respectively. These amounts are included in cost of goods sold in the accompanying statements of operations.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. RELATED PARTY TRANSACTIONS AND COMMITMENTS:
----------------------------------------------

     License Agreement - The Company has various agreements to pay royalties to both a former officer and current directors of the Company. These royalties are based on the sales of specified products, some of which are no longer manufactured by the Company. In June 1987, the Company entered into a license agreement with its then CEO and Chairman relating to the use of certain technology invented and developed by the Chairman. In connection with the agreement, the Company agreed to pay royalties based on the greater of 2% of sales of products which relate to this technology or the minimum annual royalties as described below. For the years ended September 30, 1996 and 1995 the Company incurred $120,000 in royalty expense of which $90,000 remained unpaid at September 30, 1995. The June 1987 license agreement, as further amended, requires the Company to pay the Chairman minimum annual royalties of $120,000 for fiscal 1994 and beyond. The agreement does not specify the termination date, though both parties can terminate the agreement under certain circumstances. The Chairman can terminate the agreement with 45 days prior written notice upon default by the Company of its obligations under the agreement, and for specific technologies upon acquisition by another person of 20% or more of the outstanding stock of the Company, unless the acquirer provides notice of its intention to commercially exploit the specific technologies. The agreement will terminate automatically if the Company is involved in a bankruptcy proceeding. In the circumstances described, the rights to the patents would revert back to the Chairman. Also under the agreement any patents not commercially developed by the Company in three years will revert back to the Chairman. During the year ended September 30, 1995, approximately $62,000 of patents were written off when the rights reverted back to the Chairman under this provision. No patents reverted back to the chairman during the year ended September 30, 1996.

     In a related transaction, during the year ended September 30, 1995, the Company transferred to an entity owned by the Chairman the rights to patents with a net book value of approximately $21,000. The patents had originally been obtained from the Chairman under the license agreement described above, and were transferred because the Company was unable to obtain FDA approval for products using the patents. The related entity has since obtained FDA approval and has entered into an exclusive agreement to have the Company distribute all products it manufactures. The agreement expires in June 2000. The Company purchased approximately $25,000 of products under the agreement through September 30, 1996. The $25,000 was included in accounts payable at September 30, 1995. There have been no significant sales of the products purchased under the agreement.

     On December 1, 1995, the Chairman agreed to waive all payments due him under the above license agreement for the year ended September 30, 1996, in exchange for stock options to purchase 120,000 shares of common stock at $1.00 per share. The Company recorded $120,000 of royalty expense as a result of this transaction.

     Note Receivable - Note receivable - related party consists of a note due from an entity owned by the Company's Chairman (the "Chairman"). The note was due January 15, 1996 and provided for interest at prime plus 1% (8.75% at September 30, 1995). The note was collateralized by all amounts due or which may become due to the Chairman under the license agreement discussed above. In February 1996, the note was repaid.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Officers Life Insurance Arrangements - In August, 1990, the Company purchased a $1,000,000 convertible term key-man life insurance policy on its Chairman. During the year ended September 30, 1996, the Company terminated this plan due to cost cutting measures. The Company also has a $100,000 whole life key-man insurance policy on its Chairman which was acquired in 1985. The convertible term policy is renewable annually through 2003.

     Additionally, in August, 1990, the Company entered into a split-dollar life insurance agreement with an irrevocable trust established by the Chairman and Secretary of the Company. The Company has agreed to pay substantially all of the annual premiums on a $2,000,000 whole-life, second-to-die policy which has the insurance trust as the beneficiary. The split-dollar agreement specifies that the Company will receive the greater of premiums paid or cash surrender value upon the second insured's death. However, should the Company decide not to pay the premium prior to the second insured's death, the Company would only collect premiums paid to the extent of the cash surrender value. As such, the Company has recorded the premiums paid in the accompanying consolidated balance sheets to the extent of cash surrender value. At September 30, 1995, $13,000 of cash surrender value was recorded. During the year ended September 30, 1996, the Company terminated this plan due to cost cutting measures.

5. STOCK OPTIONS:
-----------------

     Stock Option Plan - The Company has a stock option plan under which incentive and non-qualified stock options may be granted to officers, directors, employees, and consultants. Incentive stock options are required to have an exercise price which is not less than the fair market value of the stock at the date of grant. The Company's Board of Directors approved the plan on July 14, 1988 and a majority of the Company's stockholders approved the plan in October 1988. The maximum term is ten years for options granted under the plan. An aggregate of 1,000,000 shares were reserved for issuance pursuant to the terms of the plan. Activity in the stock option plan for the years ended September 30, 1996 and 1995 is as follows:
                                                                Weighted
                                                                 Average
                                               Number of     Exercise Price
                                                Shares          Per Share
                                              ----------     --------------

       Outstanding, October 1, 1994              159,800        $   2.47
           Granted                                   -                -
           Exercised                                 -                -
           Expired                               (26,700)           1.33
                                              ----------        --------
       Outstanding, September 30, 1995           133,100            2.69
           Granted                                94,300            1.49
           Exercised                             (30,000)           1.73
           Expired                               (94,300)           2.52
                                              ----------        --------

       Outstanding, September 30, 1996           103,100        $   2.02
                                              ==========        ========

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For options granted during the year ended September 30, 1996, the weighted average fair value of the Company's common stock was $2.38 on the grant date. Options available for future grant at September 30, 1996 totaled 138,000 shares.

     If not previously exercised, options outstanding at September 30, 1996, will expire as follows:



                                                  Number of         Exercise
          Year Ending September 30:                 Shares           Price
          -------------------------               ---------         --------

                   1997                             23,800          $   3.88
                   1998                             15,000              1.88
                   2001                             64,300              1.38
                                                   -------
                                                   103,100
                                                   =======

     Non-Qualified Stock Options - The Company has also granted non-qualified stock options to officers, directors, employees, and consultants. The following is a summary of activity during the years ended September 30, 1996 and 1995.


                                                                            Weighted
                                                                 Number      Average
                                                                   of     Exercise Price     Expense
                                                                 Shares      Per share      Recognized
                                                                --------  --------------    ----------
     Outstanding and vested, October 1, 1994                     781,900    $    3.00        $    -
         Vested options granted to officers,
          directors, employees and consultants                   216,200         1.50             -
                                                                --------    ---------        --------
     Outstanding and vested, September 30, 1995                  998,100         2.68             -
         Vested options granted to:
                Employees and officer                             84,300         1.45          51,100
                Director for royalty obligation
                  (Note 4)                                       120,000         1.00         120,000
                Consultants                                       98,800         2.56          55,000
         Performance options granted to:
                Employees                                        200,000         2.88          73,400
                Officers and directors                           260,000         2.88         146,900
                Marketing consultants                            735,000         3.03          78,600
         Vested options expired due to:
                Repricing                                        (77,100)        4.20             -
                End of term                                      (94,300)        2.52             -

         Vested options exercised by:
                Directors                                       (167,600)        2.39             -
                Employees and consultants                        (37,200)        1.57             -
                Marketing consultants                            (50,000)        2.00             -
                                                               ---------    ---------       ---------

     Outstanding, September 30, 1996                           2,070,000    $    2.74       $ 525,000
                                                               =========    =========       =========


                                                          F-14

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At September 30, 1996, a total of 1,110,000 non-qualified stock options are vested. If not previously exercised, these options expire as follows:

                                            Number of            Exercise
        Year Ending September 30:            Shares                Price
        -------------------------           ---------            ---------
                  1997                        4,000              $   1.91
                  1998                      100,000                  1.13
                  1999                       12,000                  2.75
                  2000                      120,000                  1.00
                  2000                       78,100                  1.50
                  2001                      190,000                  2.00
                  2003                      120,000                  1.50
                  2003                      225,900                  2.75
                  2003                      260,000                  4.00
                                          ---------

                                          1,110,000
                                          =========


     At September 30, 1996, unvested employee performance options were outstanding for 385,000 shares, and unvested non-employee options were outstanding for 575,000 shares. If not previously vested and exercised, these options all expire during the year ending September 30, 2001. The following is a summary of key vesting provisions and exercise prices for performance options granted to employees:

                                                     Number of        Exercise
               Performance Condition                   Shares           Price
               ---------------------                 ---------        --------

     Cumulative  revenue  for the  Company
       from  the  sale of  dental  products
       exceeds:
                   $1,000,000                          75,000         $   2.75
                   $4,000,000                          75,000             3.00
                   $9,000,000                          75,000             3.75

     Annual revenue for the Company from
       the sale of medical products exceeds:
                   $2,000,000                          40,000             2.00
                   $3,000,000                          40,000             2.75
                   $4,000,000                          40,000             3.00
                   $5,000,000                          40,000             3.75
                                                      -------

                                                      385,000
                                                      =======

     The amount of compensation expense related to the employee performance options will be determined based on market value of the Company's common stock on the date that the options vest.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a summary of key vesting provisions for performance options granted to non-employees along with the deferred expense that will be recognized over the period in which vesting occurs:



                                             Number of       Exercise      Deferred
                                              Shares          Price         Expense
                                             ---------       --------      --------
      Cumulative sales of dental products
        attributable to marketing
        consultants individually exceeds:
                    $1,000,000                150,000          2.75         $ 91,000
                    $4,000,000                150,000          3.00          116,000
                    $9,000,000                150,000          3.75          127,000
      Cumulative  purchases  of dental
        products  by  option  holder
        exceeds:
                    $1,000,000                 25,000          3.00           34,000
                    $3,000,000                 25,000          3.25           44,000
                    $5,000,000                 25,000          3.50           50,000
                    $7,000,000                 50,000          4.00          110,000
                                             --------                       --------

                                              575,000                       $572,000
                                             ========                       ========


     The common stock option granted to the director in satisfaction of the royalty obligation was valued based upon the $120,000 contractual payment in the license agreement. Fair value for all other stock options granted to non-employees during the year ended September 30, 1996, was determined using an option pricing model. Significant assumptions included a risk-free interest rate of 6.7%, expected volatility of 90%, and that no dividends would be declared during the expected term of the options. The weighted average contractual term of the options was approximately five years compared to a weighted average expected term of 2.7 years.

     For non-qualified stock options granted to consultants during the year ended September 30, 1996, the weighted average fair value of the Company's common stock on the grant date was $1.63 for 610,000 shares of performance options, $3.38 for 125,000 shares of performance options, and $2.01 for 98,800 shares of vested options.

     In addition to the performance options granted to marketing consultants, the Company has entered into agreements with two of the consultants that provide for payment of commissions for the sale of each dental camera which is attributable to the consultant, provided that certain gross margin requirements are met. The consulting agreements expire in October 1999.

6. INCOME TAXES:
----------------

     The amounts which give rise to the net deferred tax asset at September 30, 1996 and 1995, are as follows:


                                                         1996           1995
                                                      ---------      ---------

     CURRENT ASSETS:
         Allowance for doubtful accounts              $   9,300      $  16,700
         Inventory allowance                               --           74,000
         Accrued expenses                                13,800         12,300
                                                      ---------      ---------
                Total current assets                     23,100        103,000
                                                      ---------      ---------

     LONG-TERM ASSETS (LIABILITIES):
         Property and equipment                          45,900         49,500
         Patents, patents pending, and trademarks       (18,000)        (1,000)
         Inventory allowance                             78,300           --
         Compensation related to stock options          171,800           --
         Net operating loss carryforwards             6,080,000      5,365,000
         Research and development tax credits
           carryforwards                                170,000        188,000
                                                      ---------      ---------
                Net long-term assets                  6,528,000      5,601,500
                                                      ---------      ---------

     NET DEFERRED TAX ASSET                           6,551,100      5,704,500

     VALUATION ALLOWANCE                             (6,551,100)    (5,704,500)
                                                     ----------      ---------

                                                     $      --      $      --
                                                     ==========     ===========

     At September 30, 1996, the Company has approximately $16,300,000 of net operating loss carryforwards, and approximately $170,000 of research and development tax credits, both of which expire in varying amounts from 1997 through 2011.

     For the years ended September 30, 1996 and 1995, the Company's effective tax rate was -0-% because there was a net loss for book and tax purposes without regard to prior year temporary differences.

     The Company's management has determined that a valuation allowance equal to the deferred tax assets is required since it is more likely than not that the benefits of these assets will not be realized. The increase in the valuation allowance of approximately $850,000 and $500,000 during the years ended September 30, 1996 and 1995, respectively, was due to the change in the deferred tax asset balances.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES:
---------------------------------

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


                  Years Ending September 30,
                  --------------------------

                            1997                              $  162,600
                            1998                                 171,100
                            1999                                  41,500
                                                              ----------
                                                              $  375,200
                                                              ==========

     Total rent expense was $163,000 and $136,000 for the years ended September 30, 1996 and 1995, respectively.


8. FOREIGN SALES:
-----------------

     The Company had export sales of $235,400 and $456,600 for the years ended September 30, 1996 and 1995, respectively. These sales were transacted in United States dollars.


9. EMPLOYEE BENEFIT PLANS:
--------------------------

     Effective January 1, 1990, the Company adopted an employee benefit plan under Internal Revenue Code Sections 401(k). The 401(k) plan is a profit sharing plan whereby both employees and the Company are entitled to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. The Company incurred $1,000 and $900 for the years ended in September 30, 1996 and 1995, respectively, in 401(k) benefit expense.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SIGNIFICANT CONCENTRATIONS:
-------------------------------

     During the years ended September 30, 1996 and 1995, the Company had sales to a single customer which accounted for 16% and 25%, respectively, of net sales. At September 30, 1996 and 1995, accounts receivable included $75,800 and $145,900, respectively which was due from this customer.

     At September 30, 1996 and 1995, the Company had an investment in a single mutual fund that invests in money market instruments. The amount invested is not subject to Federal insurance and amounted to $803,200 and $923,400 at September 30, 1996 and 1995, respectively.

     At September 30, 1996, substantially all of the Company's inventories (with a carrying value of approximately $714,400) consist of medical video cameras and other products related to the micro-invasive surgery field, including raw materials and replacement parts related to these products. The Company also owns demonstration and loaner versions of these products with a net carrying value of $117,200 at September 30, 1996, and the Company's net investment in patents of $96,700 relates primarily to these products.


11. FOURTH QUARTER ADJUSTMENTS:
-------------------------------

     During the fourth quarter of the year ended September 30, 1996, the Company recognized a charge of $525,000 for the fair value of stock options granted during the year. The Company also recognized an additional provision for obsolete and slow-moving inventory of approximately $50,000 during the fourth quarter.