Form 10QSB
period 1996-12-31
MEDICAL DYNAMICS INC
filed 1997-02-12
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                84-0631765
------------------------------                          -----------------
State or other jurisdiction of                          I.R.S. Employer
incorporation or organization                           Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                  80112
--------------------------------------                  --------
Address of principal executive offices                  Zip Code


Registrant's telephone number, including area code:  303-790-2990
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

                                YES   X    NO
                                    -----      ------

The number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997 is 7,593,392 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                       December            September
                                             31, 1996            30, 1996
                                            ----------          ----------

CURRENT ASSETS
    Cash and equivalents                    $1,034,000          $  993,200
    Certificate of deposit                      40,000              10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $25,000                      138,200             181,600
    Inventories                                242,400             264,400
    Prepaid expenses                             8,600               9,400
                                            ----------          ----------

        Total Current Assets                 1,463,200           1,458,600
                                            ----------          ----------

PROPERTY AND EQUIPMENT
    Loaner equipment                           915,800             853,800
    Machinery and equipment                    274,900             266,800
    Furniture and fixtures                     267,300             266,700
    Leasehold improvements                      54,500              54,500
                                            ----------          ----------
                                             1,512,500           1,441,800

    Less accumulated deprecia-
      tion and amortization                 (1,251,000)         (1,225,300)
                                            ----------          ----------
        Property and Equipment, Net            261,500             216,500
                                            ----------          ----------

OTHER ASSETS
    Inventories, net of allowance
    for obsolescence of $210,000               450,000              450,000

  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $687,900
      and $681,400                              87,500              96,700
    Other                                       20,600              14,900
                                            ----------          ----------
        Total Other Assets                     558,100             561,600
                                            ----------          ----------

TOTAL ASSETS                                $2,282,800          $2,236,700
                                            ==========          ==========


                 See Notes to Consolidated Financial Statements.
                                       -2-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December,       September
                                                    31, 1996        30, 1996
                                                  ------------    ------------

CURRENT LIABILITIES
    Accounts payable                              $    132,400    $    217,900
    Accrued expenses                                    54,300          77,500
    Warranty reserve                                    15,000          15,000
    Accrued royalties                                   30,000             -0-
                                                  ------------    ------------

      Total Current Liabilities                        231,700         310,400
                                                  ------------    ------------


STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                              --              --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 7,335,500
      and 7,180,200 shares                               7,300           7,200
    Additional paid-in capital                      18,176,600      17,721,900
    Accumulated deficit                            (16,053,500)    (15,723,500)
                                                  ------------    ------------
                                                     2,130,400       2,005,600
                                                  ------------    ------------

    Treasury stock at cost
     15,900 shares                                     (79,300)        (79,300)
                                                  ------------    ------------

      Total Stockholders Equity                      2,051,100       1,926,300
                                                  ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $  2,282,800    $  2,236,700
                                                  ============    ============








                 See Notes to Consolidated Financial Statements


                                       MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                    Quarter ended                                    Three months
                                                     December 31,                                 ended December 31,
                                            --------------------------------              ------------------------------
                                               1996                  1995                    1996                  1995
                                            ---------             ----------              ----------           -----------

Net sales                                 $   197,600            $   163,400            $   197,600            $   163,400
Cost of goods sold                            145,300                112,600                145,300                112,600
                                          -----------            -----------            -----------            -----------
    Gross profit                               52,300                 50,800                 52,300                 50,800
                                          -----------            -----------            -----------            -----------

Other operating
  revenue                                       6,900                 30,600                  6,900                 30,600
                                          -----------            -----------            -----------            -----------

Operating expenses:
  Selling, general
    and adminis-
    trative                                   298,700                310,000                298,700                310,000
  Depreciation and
    amortization                               38,800                 44,900                 38,800                 44,900
  Royalties                                    30,000                   --                   30,000                   --
  Research and
    development                                32,300                 51,100                 32,300                 51,100
                                          -----------            -----------            -----------            -----------
                                              399,800                406,000                399,800                406,000
                                          -----------            -----------            -----------            -----------

   Operating loss                            (340,600)              (324,600)              (340,600)              (324,600)
                                          -----------            -----------            -----------            -----------

Other income
  (expense):
  Interest income                              11,100                 15,400                 11,100                 15,400
  Interest expense                               (500)                  --                     (500)                  --
                                          -----------            -----------            -----------            -----------
                                               10,600                 15,400                 10,600                 15,400
                                          -----------            -----------            -----------            -----------

Loss before
  income taxes                               (330,000)              (309,200)              (330,000)              (309,200)

Income tax expense                               --                     --                     --                     --
                                          -----------            -----------            -----------            -----------

Net loss                                  $  (330,000)           $  (309,200)           $  (330,000)           $  (309,200)
                                          ===========            ===========            ===========            ===========


Net loss per share                        $      (.05)           $      (.04)           $      (.05)           $      (.04)
                                          ===========            ===========            ===========            ===========


Weighted average
 number of shares
 outstanding                                7,309,000              6,879,500              7,309,000              6,879,500
                                          ===========            ===========            ===========            ===========




                                  See Notes to Consolidated Financial Statements.

                                                      -4-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months
                                                          ended December 31,
                                                      --------------------------
                                                         1996           1995
                                                     ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(330,000)      $(309,200)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
      amortization                                       38,800          44,900
     Fair value of common
      stock options                                      13,600            --
     Gain on sale of loaner
      equipment                                            --            (4,500)
     Change in assets and liabilities:
      Decrease in trade
       accounts receivable                               41,700         111,400
      Increase in accrued
       royalties payable                                 30,000            --
      (Increase) Decrease in
       inventory purchases                              (80,000)          7,300
      Increase in reserve for
       inventory obsolescence                              --              --
      Change in other assets                             (4,900)         23,700
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs                      (108,900)        (47,100)
                                                      ---------       ---------

Net cash used in
 operating activities                                  (399,700)       (173,500)
                                                      ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                                        --             4,500
  Loss on disposal of
   Loaner equipment                                      41,600            --
  Increase in intangible assets                          (4,000)        (23,300)
  Purchase of certificate of
    deposit                                             (30,000)           --
  Purchase of equipment                                  (8,500)        (15,000)
                                                      ---------       ---------

Net cash used in
 investing activities                                      (900)        (33,800)
                                                      ---------       ---------





                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


                                                            Three months
                                                         ended December 31,
                                                     ---------------------------
                                                        1996           1995
                                                     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common
   stock arising from exercise
   of options                                        $   441,400    $       --

Net cash provided by
  financing activities                                   441,400            --


Net Increase (Decrease) in cash
  and cash equivalents                                    40,800      (207,300)

Cash and equivalents:

  Beginning of Period                                    993,200     1,071,700
                                                     -----------   -----------

  End of Period                                      $ 1,034,000   $   864,400
                                                     ===========   ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                               $       500   $       --
                                                     ===========   ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                                     $   102,000   $    23,300
                                                      ===========   ===========













                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1996 Form 10-KSB. The results of operations for the periods ended December 31, 1996 and December 31, 1995 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.


Note 2.  EARNINGS PER SHARE

     For the three months ended December 31, 1996 and 1995, both primary and fully-diluted earnings per share are calculated based upon 7,308,995 and 6,879,511, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was deemed to be anti-dilutive. At December 31, 1996 and 1995, the Registrant had 1,057,850 and 1,251,250, respectively, vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 1,759,969 and 1,251,250 at December 31, 1996 and 1995 respectively.


NOTE 3.  INCOME TAXES

     Under the provisions of the Internal Revenue Code, the Registrant has available net operating loss and research and development tax credit carryforwards of approximately $16,300,000 and $170,000, respectively, which expire in varying amounts from 1997 through 2011.

     The net operating loss and business tax credit carryforwards described above give rise to a deferred tax asset of approximately $6,600,000. This asset is recorded net of a valuation allowance of the same amount. Therefore no amounts are reflected in the accompanying balance sheet.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 4.  INVENTORIES

     Inventories consist of the following at December 31, 1996 and September 30, 1996:

                                         December 31,         September 30,
                                             1996                 1996
                                         -----------          -----------
Raw materials, purchased and
  replacement parts                      $  450,200           $  444,600
Finished goods                              385,100              479,800
Work in process                              67,100                   --
Allowance for obsolescence                 (210,000)            (210,000)
                                          ---------            ---------
                                         $  692,400           $  714,400
                                          =========            =========


At December 31, 1996 and September 30, 1996, respectively, inventories of $450,000 are classified as a long term asset in the accompanying balance sheets. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years. Management believes that it may take up to five years to fully utilize this portion of the Company's inventories based upon current levels of repairs and expected production levels of new products.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     As discussed in Note 2 to the audited financial statements as of September 30, 1996, (see the Registrant's form 10-KSB dated September 30, 1996 and the accompanying audited financial statements), the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Financial Condition. (December 31, 1996 as compared to September 30, 1996) During the three month period ended December 31, 1996, the Registrant's net working capital increased approximately $83,300, due primarily to the generation of cash of $441,400 through the exercise of common stock options, offset by the use of cash in operations and the resultant operating loss. Cash has been used primarily to fund the general operations of the Registrant including research and development, and to promote the sales, introduction, and marketing of products.

     Principal changes in the components of net working capital for the three months ended December 31, 1996 consist of an increase in short term investments by $30,000, a decrease in the accounts receivable balance by $41,700, a net decrease in total inventory levels by $22,000 (cash purchases of $80,000 net of a non-cash transfer of inventory to loaner and demo equipment of $102,000), and a reduction in current liabilities by $78,700.

     During the three month periods ended December 31, 1996 and 1995, the Registrant experienced negative cash flows from operations of approximately $399,700 and $173,500, respectively. This increase in cash used for operations of $226,200 over the comparable quarter of last year was a result of the following significant factors: Cash purchases of inventory increased by $80,000 during this first quarter of fiscal 1997 as compared to a reduction in inventory levels during the first quarter of fiscal 1996 for a net increase in cash expenditures of $87,300. Accounts payable and accrued expenses were reduced during the first quarters of both fiscal 1997 and fiscal 1996, requiring cash outlays of $108,900 and $47,100, respectively, for a net increase in cash payments of $61,800 over the comparable period of last fiscal year. Trade accounts receivable decreased by $41,700 during the first quarter of fiscal 1997 versus a decrease of $111,400 during fiscal 1996 for a net cash decrease of $68,100 over the comparable period of last fiscal year.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     To continue the Registrant's objective of curtailing operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures are also in place to ensure minimized product costs and to avoid excess inventory levels. A distribution agreement signed with Micro Medical Devices, Inc. allows the Registrant more flexibility in matching inventory requirements and purchases with currently anticipated sales of USES products and the Sterile Coupler Drape, thereby reducing inventory carrying costs of these products. To date, product sales pursuant to this agreement have been minimal. Management of the Registrant is also continuing to seek OEM customers for all product lines.

     The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1995 resulting in reduced patent maintenance and other associated costs.

     Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1997 and beyond. During fiscal 1996 cash flow deficits were funded by employee, officer, and consultant stock option exercises. In previous years this deficit has been funded by equity placements and loans from the Company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues, and achieve and maintain profitability during fiscal 1997, the Registrant may be facing significant working capital shortages beginning in fiscal year 1998. There can be no assurance that the Company will be able to achieve this goal.

     The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time, however there are 1,057,850 vested common stock options outstanding as of December 31, 1996, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant. These options have various strike prices which range between $1.12 and $4.00 per share and at December 31, 1996 the price of the Company's common stock was approximately $3.20. If the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

     Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the three month periods ended December 31, 1996 and 1995 and the percentage changes in those items for the same periods.


              As a percent of
               total revenue
              for the three                                                                  Percentage
              month period                                                                  change from
             ended December 31,                                                           the prior years
           1996                 1995                Revenue/Expense Items                comparable period
           ----                 ----                ---------------------                -----------------

           100.0%                 100.0%            Net sales                                  20.9%
            73.5%                  68.9%            Cost of goods sold                         29.0%
            26.5%                  31.1%            Gross profit                                3.0%
             3.5%                  18.7%            Other operating revenue                   (77.5%)
           151.2%                 189.7%            Selling, general and admin                 (3.6%)
            19.6%                  27.5%            Depreciation & amortization               (13.6%)
            15.2%                   0.0%            Royalties                                    n/a
            16.3%                  31.3%            Research and development                  (36.8%)
          (172.4%)               (198.7%)           Operating loss                              4.9%
             5.4%                   9.4%            Other income/(expense)                    (31.2%)
          (167.0%)               (189.2%)           Net loss                                   (6.7%)


     Revenue. Sales for the three months ended December 31, 1996 and 1995 totaled $197,600 and $163,400, respectively, for an increase of approximately $34,200 or 20.9%. The Registrants new intraoral dental camera, still in the introductory stage, generated revenues of $125,200 for the first quarter of fiscal 1997. There were no sales of this camera during the comparable period of fiscal 1996. The following medical product groups incurred significant sales decreases over the comparable period of fiscal 1996 in the following amounts: general accessories $26,800, electronic video laparoscope (EVL's) $11,700, optical catheters & accessories $40,700. The declining sales levels are due to a lack of market acceptance for the Registrant's medical products, a decrease in capital budget expenditures in hospitals coupled with less influence over purchasing decisions by physicians, reduced medical marketing efforts by the Registrant, and increased competition from other manufacturers of surgical cameras. Domestic, non-OEM sales

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


accounted for 95% and 61% of total sales, foreign sales accounted for 5.0% and 27% of total sales, and OEM sales accounted for 0% and 12% of the total sales for the comparable periods ended December 31, 1996 and 1995, respectively.

     Foreign sales for the three months ended December 31, 1996 and 1995 were $9,700 and $44,800, respectively, for a decrease of $35,100 or 78%. This decrease is due primarily to a decline in EVL, light source and spare cable sales to foreign distributors in Pakistan and England. Sales to Rosot Enterprises, the Registrant's South American representative are currently negligible. The Company's foreign sales are derived primarily from the following markets: South America, England, France, Australia and The Netherlands.

     Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 1996 and 1995 totaled $145,300 and $112,600, respectively, for an increase of approximately $32,700 or 29.0%. Total cost of goods sold as a percent of sales was 73.5% and 68.9%, respectively, for the same periods. The cost of goods sold amount for both fiscal 1997 and 1996 no longer includes a significant underapplied overhead amount for under-utilized manufacturing capacity. The fiscal 1996 cost of sales figure reflects a reclassification of $60,400 made by management from cost of goods sold to selling, general and administrative expense in an effort to more accurately identify and compare standard cost of sales. The increase of 4.6% in cost of sales is due to negative production variances such as labor and materials. Varying sales product mixes also contribute to the cost of sales percentage increase.

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for the three months ended December 31, 1996 and 1995 were $298,700 and $310,000, respectively, for a decrease of approximately $11,300 or 3.6%. The fiscal 1997 number includes a non cash expense of $13,600 for vesting of consultant common stock options per FAS 123, a $41,600 writeoff of loaner and demonstration equipment, and a $10,200 charge for bad debts. Without these non-cash expense charges totaling $65,400, the fiscal 1997 SG&A expense would have been approximately $233,300, or an improvement by $76,700 over fiscal 1996 expenses. Other significant expense reductions during fiscal 1997 versus the comparable period of fiscal 1996 include reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1996, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     Research and Development Costs (R&D). For the three months ended December 31, 1996 and 1995 R&D expenses were $32,300 and $51,100, respectively, for a decrease of approximately $18,800 or 36.8%. A significant portion of this decrease is due to a reallocation and focus of the Registrant's R&D budget toward projects specifically related to the intraoral dental camera. General R&D funding has been reduced along with funding for the model 5990 optical catheter system. The Registrant policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

                           PART II - OTHER INFORMATION



Item 5.   Other Information.

          None


ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:  None.

          (b)  Reports on Form 8-K:  None.








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 14, 1997                        /S/ Van A. Horsley
                                                ------------------
                                                Van A. Horsley, President,
                                                Principal Executive Officer,
                                                and Principal Financial Officer