Form 10QSB
period 1997-03-31
MEDICAL DYNAMICS INC
filed 1997-05-14
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                  84-0631765
------------------------------                            ---------------
State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                             Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                    80112
--------------------------------------                    --------
Address of principal executive offices                    Zip Code

Registrant's telephone number, including area code:  303-790-2990
                                                     ------------

Former name, former address and former fiscal year, if changed since last report: NA

Indicate by check mark whether the Registrant (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO
                                    ---      ---

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1997 is 7,636,052 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                March          September
                                                     31, 1997         30, 1996
                                                   -----------      -----------

CURRENT ASSETS
    Cash and equivalents                           $ 1,325,500      $   993,200
    Certificates of deposit                             40,000           10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $25,000                              204,300          181,600
    Inventories                                        238,700          264,400
    Prepaid expenses                                    22,300            9,400
                                                   -----------      -----------

        Total Current Assets                         1,830,800        1,458,600
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
    Loaner equipment                                   337,700          853,800
    Machinery and equipment                            279,600          266,800
    Furniture and fixtures                             267,300          266,700
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                       939,100        1,441,800

    Less accumulated deprecia-
      tion and amortization                           (639,600)      (1,225,300)
                                                   -----------      -----------
        Property and Equipment, Net                    299,500          216,500
                                                   -----------      -----------

OTHER ASSETS
    Inventories, net of allowance
    for obsolescence of $210,000                       450,000          450,000
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $701,000
      and $681,400                                      79,500           96,700
    Other                                               16,500           14,900
                                                   -----------      -----------
        Total Other Assets                             546,000          561,600
                                                   -----------      -----------

TOTAL ASSETS                                       $ 2,676,300      $ 2,236,700
                                                   ===========      ===========






                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   March,           September
                                                  31, 1997           30, 1996
                                                ------------       ------------

CURRENT LIABILITIES
    Accounts payable                            $    166,100       $    217,900
    Accrued expenses                                  33,000             77,500
    Warranty reserve                                  15,000             15,000
    Accrued royalties                                 60,000               --
                                                ------------       ------------

      Total Current Liabilities                      274,100            310,400
                                                ------------       ------------


STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                            --                 --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 7,636,100
      and 7,180,200 shares                             7,700              7,200
    Additional paid-in capital                    18,735,200         17,721,900
    Accumulated deficit                          (16,340,700)       (15,723,500)
                                                ------------       ------------
                                                   2,402,200          2,005,600

    Treasury stock, at cost;
     0 and 15,900 shares                                --              (79,300)
                                                ------------       ------------

      Total Stockholders' Equity                   2,402,200          1,926,300
                                                ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $  2,676,300       $  2,236,700
                                                ============       ============








                 See Notes to Consolidated Financial Statements.

                                       MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               Quarter ended                                  Six months
                                                 March 31,                                  ended March 31,
                                            ------------------                              ---------------
                                       1997                    1996                  1997                    1996
                                    -----------            -----------            -----------            -----------

Net sales                           $   290,700            $   227,300            $   488,300            $   390,700
Cost of goods sold                      226,800                127,200                372,100                239,800
                                    -----------            -----------            -----------            -----------
    Gross profit                         63,900                100,100                116,200                150,900
                                    -----------            -----------            -----------            -----------

Other operating
  revenue                                10,000                 20,900                 16,800                 51,600
                                    -----------            -----------            -----------            -----------

Operating expenses:
  Selling, general
    and adminis-
    trative                             259,400                340,900                558,000                634,500
  Depreciation and
    amortization                         38,800                 28,500                 77,600                 89,800
  Royalties                              30,000                   --                   60,000                   --
  Research and
    development                          48,700                 42,600                 81,000                 93,800
                                    -----------            -----------            -----------            -----------
                                        376,900                412,000                776,600                818,100
                                    -----------            -----------            -----------            -----------

   Operating loss                      (303,000)              (291,000)              (643,600)              (615,600)
                                    -----------            -----------            -----------            -----------

Other income
  (expense):
  Interest income                        15,700                 10,600                 26,900                 26,000
  Interest expense                         --                     --                     (500)                  --
                                    -----------            -----------            -----------            -----------
                                         15,700                 10,600                 26,400                 26,000
                                    -----------            -----------            -----------            -----------

Loss before
  income taxes                         (287,300)              (280,400)              (617,200)              (589,600)

Income tax benefit                         --                     --                     --                     --
                                    -----------            -----------            -----------            -----------

Net loss                            $  (287,300)           $  (280,400)           $  (617,200)           $  (589,600)
                                    ===========            ===========            ===========            ===========


Net loss per share                  $      (.04)           $      (.04)           $      (.08)           $      (.08)
                                    ===========            ===========            ===========            ===========


Weighted average
 number of shares
 outstanding                          7,542,600              6,879,500              7,531,900              6,879,500
                                    ===========            ===========            ===========            ===========




                                         See Notes to Consolidated Financial Statements.

                                                              -4-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months ended March 31,
                                                      --------------------------
                                                        1997            1996
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(617,200)      $(589,600)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
      amortization                                       77,600          89,800
     Fair value of common
      stock options                                      46,900            --
     Gain on sale of loaner
      equipment                                            --            (4,500)
     Change in assets and liabilities:
      (Increase) Decrease in
       trade accounts receivable                        (24,500)        135,500
      Decrease in notes
        receivable                                         --           110,000
      Increase in accrued
       royalties payable                                 60,000            --
      (Increase) Decrease in
       inventory purchases                             (123,700)         55,200
      Change in other assets                            (14,400)         27,200
      Decrease in accounts
       payable, accrued expenses
       and product warranty costs                       (96,400)       (101,000)
                                                      ---------       ---------

Net cash used in
 operating activities                                  (691,700)       (277,400)
                                                      ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                                        --             4,500
  Loss on disposal of
   Loaner equipment                                      41,600            --
  Increase in intangible assets                          (9,100)         (8,900)
  Purchase of certificate of
    deposit                                             (30,000)           --
  Purchase of equipment                                 (24,800)        (30,600)
                                                      ---------       ---------

Net cash used in
 investing activities                                   (22,300)        (35,000)
                                                      ---------       ---------



                 See Notes to Consolidated Financial Statements.


                              MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                           (Unaudited)

                                                                       Six months ended March 31,
                                                                       --------------------------
                                                                           1997          1996
                                                                       ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common
   stock arising from exercise
   of options                                                           $ 1,046,300   $      --
                                                                        -----------   -----------

Net Increase (Decrease) in cash
  and cash equivalents                                                      332,300      (312,400)

Cash and equivalents:

  Beginning of Period                                                       993,200     1,071,700
                                                                        -----------   -----------

  End of Period                                                         $ 1,325,500   $   759,300
                                                                        ===========   ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                  $       500   $      --
                                                                        ===========   ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                                                        $   102,000   $    23,300
                                                                        ===========   ===========







                                    See Notes to Consolidated Financial Statements.

                                                      -6-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. MANAGEMENT ADJUSTMENTS

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1996 Form 10-KSB. The results of operations for the periods ended March 31, 1997 and March 31, 1996 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

Note 2. EARNINGS PER SHARE

     For the six months ended March 31, 1997 and 1996, both primary and fully-diluted earnings per share are calculated based upon 7,531,900 and 6,879,500, respectively, average common shares outstanding. For the three months ended March 31, 1997 and 1996, both primary and fully-diluted earnings per share are calculated based upon 7,542,600 and 6,879,500, respectively, average common shares outstanding. Shares issuable under common stock options were excluded from the computation of earnings per share because the effect was anti-dilutive. At March 31, 1997 and 1996, the Registrant had 754,000 and 1,176,900, respectively, of vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 1,676,900 and 1,176,900 at March 31, 1997 and 1996, respectively.

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

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 4.  INVENTORIES

     Inventories consist of the following at March 31, 1997 and September 30, 1996:

                                                    March 31,     September 30,
                                                      1997            1996
                                                    ---------     -------------
Raw materials, purchased and
  replacement parts                                 $ 509,900      $ 444,600
Finished goods                                        350,000        479,800
Work in process                                        38,800           --
Allowance for obsolescence                           (210,000)      (210,000)
                                                    ---------      ---------
                                                    $ 688,700      $ 714,400
                                                    =========      =========


At March 31, 1997 and September 30, 1996, respectively, inventories of $450,000 are classified as a long term asset in the accompanying balance sheets. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years. Management believes that it may take up to five years to fully utilize this portion of the Company's inventories based upon current levels of repairs and expected production levels of new products.

     MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     As discussed in Note 2 to the audited financial statements as of September 30, 1996, (see the Registrant's form 10-KSB dated September 30, 1996 and the accompanying audited financial statements), the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without significant sales increases, the Registrant anticipates negative cash flow from operations for fiscal 1997 and beyond. The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant is not seeking any additional debt or equity financing at this time, however there are 754,000 vested common stock options outstanding as of March 31, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Financial Condition. (March 31, 1997 as compared to September 30, 1996) During the six month period ended March 31, 1997, the Registrant's net working capital increased approximately $408,500, due primarily to the generation of cash of $1,046,300 through the exercise of common stock options, offset by the use of cash in operations and the resultant operating loss. Cash has been used primarily to fund an increase in inventories in anticipation of increased dental camera sales and certain manufacturer inventory purchase requirements, the general operations of the Registrant including research and development, and to promote the sales, introduction, and marketing of products.

     Principal changes in the components of net working capital for the six months ended March 31, 1997 consist of an increase in short term investments by $30,000, an increase in the trade accounts receivable balance by $22,700, a net decrease in total inventory levels by $25,700 (cash purchases of $123,700 net of non-cash transfers of inventory to loaner and demo equipment of $102,000 and other research and development use of inventory components), and a reduction in current liabilities by $36,300.

     During the six month periods ended March 31, 1997 and 1996, the Registrant experienced negative cash flows from operations of approximately $691,700 and $277,400, respectively. This increase in cash used for operations of $414,300 over the comparable period of last fiscal year was a result of the following significant factors: Cash purchases of inventory increased by $123,700 during

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


this period of fiscal 1997 as compared to a reduction in inventory levels by $55,200 during the comparable period of fiscal 1996. This increase in inventories during fiscal 1997 is in anticipation of increased dental camera sales and certain manufacturer inventory purchase requirements. Trade accounts receivable increased by $24,500 due to increased sales during this period of fiscal 1997 versus a decrease of $135,500 during the comparable period of fiscal 1996. During the comparable period of fiscal 1996 the Registrant collected $110,000 due on a related party note receivable. There was no note receivable balance due during fiscal 1997. A non-cash expense was recognized during this period of fiscal 1997 in the amount of $60,000 for the accrual of royalties per the terms of the amended and restated licensing agreement with the Registrant's chairman. No expense was accrued during this period of fiscal 1996. A non-cash expense was recognized during this period of fiscal 1997 in the amount of $46,900 for the fair value of common stock options accruing due to dental camera sales benchmarks being achieved for consultant stock options in accordance with FAS 123. No such option contracts existed during the comparative period of fiscal 1996.

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

     Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1997 and beyond. During fiscal 1997 and fiscal 1996 cash flow deficits were funded by employee, officer, and consultant stock option exercises. In previous years this deficit has been funded by equity placements and loans from the Company's chairman. However, the Registrant's ability to fund its operations will be dependant upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues, and achieve and maintain profitability during fiscal 1997, the Registrant may be facing significant working capital shortages beginning in fiscal year 1998. There can be no assurance that the Company will be able to achieve this goal.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

     The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant has planned no significant capital expenditures. The Registrant is not seeking additional debt or equity capital at this time, however there are 754,000 vested common stock options outstanding as of March 31, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant. These options have various prices which range between $1.125 and $4.00 per share and at May 8, 1997 the price of the Company's common stock was approximately $2.13. If the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

     Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the six month periods ended March 31, 1997 and 1996 and the percentage changes in those items for the same periods.


               As a percent of
                total revenue
                 for the six                                                         Percentage
                month period                                                         change from
               ended March 31,                                                     the prior years
           1997                 1996             Revenue/Expense Items            comparable period
           ----                 ----             ---------------------            -----------------

           100.0%               100.0%            Net sales                             25.0%
            76.2%                61.4%            Cost of goods sold                    55.2%
            23.8%                38.6%            Gross profit                         (23.0%)
             3.4%                13.2%            Other operating revenue              (67.4%)
           114.3%               162.4%            Selling, general and admin           (12.1%)
            15.9%                23.0%            Depreciation & amortization          (13.6%)
            12.3%                 0.0%            Royalties                               n/a
            16.6%                24.0%            Research and development             (13.6%)
          (131.8%)             (157.6%)           Operating loss                         4.5%
             5.4%                 6.7%            Other income/(expense)                 1.5%
          (126.4%)             (150.9%)           Net loss                               4.7%


     Revenue. Sales for the six months ended March 31, 1997 and 1996 totaled $488,300 and $390,700, respectively, for an increase of approximately $97,600 or

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


25.0%. The Registrant's intraoral dental camera, still in the introductory stage, generated revenues of $346,500 for this six month period of fiscal 1997, or 71% of total sales revenue, primarily during January through March of 1997. There were no sales of this camera during the comparable period of fiscal 1996. The Registrant had previously received significant purchase orders for intraoral dental cameras specifically developed for an OEM company (see the Registrant's form 10-KSB dated September 30, 1996 for further information). To date this company has been unable to obtain the financing necessary to allow the Registrant to prudently build and ship the previously ordered cameras. There have been no sales to this company as of the date of this report. The Registrant is currently involved in negotiations to resolve the unfilled purchase order which could result in the Registrant's acquisition of additional rights under an existing license agreement that currently exists between the two companies, although no assurances as to the successful consummation of this transaction can be given. The Registrant is also currently negotiating with a former representative of that OEM company to replace those purchase orders with purchase orders from a new entity which has already raised a portion of the equity required to complete a similar project, although no assurances as to the success of this project can be given. The following medical product groups incurred significant sales decreases over the comparable six month period of fiscal 1996 in the following amounts: general accessories $110,000, electronic video laparoscope (EVL's) $48,500, optical catheters & accessories $78,100, the Adair Veress needle $20,500. The declining sales levels are due to a decrease in capital budget expenditures in hospitals coupled with less influence over purchasing decisions by physicians, reduced medical marketing efforts by the Registrant, and increased competition from other manufacturers of surgical cameras. Domestic, non-OEM sales accounted for 96% and 52% of total sales, foreign sales accounted for 4.0% and 40% of total sales, and OEM sales accounted for 0% and 8% of the total sales for the comparable periods ended March 31, 1997 and 1996, respectively.

     Foreign sales for the six months ended March 31, 1997 and 1996 were $19,100 and $155,700, respectively, for a decrease of $136,600 or 88%. This decrease is due primarily to a decline in EVL, light source and spare cable sales to foreign distributors in Pakistan and England, and to Rosot Enterprises, the Registrant's South American distributor. The Company's foreign sales are derived primarily from the following markets: South America, England, France, Australia and The Netherlands. Management believes that foreign sales will be restored and exceed previous period levels based upon the introduction of the True vision II

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


intraoral dental camera, a digital version of the electronic video laparoscope, and world wide distribution of lap wrap, although no assurances as to the success of this strategy are given.

     Cost of Goods Sold. Cost of goods sold for the six months ended March 31, 1997 and 1996 totaled $372,100 and $239,800, respectively, for an increase of approximately $132,300 or 55.2%. Total cost of goods sold as a percent of sales was 76.2% and 61.4%, respectively, for the same periods. The cost of goods sold amount for both fiscal 1997 and 1996 no longer includes a significant underapplied overhead amount for under-utilized manufacturing capacity. The fiscal 1996 cost of sales figure reflects a reclassification of $135,500 made by management from cost of goods sold to selling, general and administrative expense in an effort to more accurately identify and compare standard cost of sales. The increase of 14.8% in cost of sales is due to negative production variances such as labor and materials. Varying sales product mixes also contribute to the cost of sales percentage increase.

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for the six months ended March 31, 1997 and 1996 were $558,000 and $634,500, respectively, for a decrease of approximately $76,500 or 12.1%. The fiscal 1997 number includes a non cash expense of $46,900 for vesting of consultant common stock options per FAS 123, a $41,600 writeoff of loaner and demonstration equipment, and a $10,200 charge for bad debts. Without these non-cash expense charges totaling $65,400, the fiscal 1997 SG&A expense would have been approximately $459,300, or an improvement by $175,200 over fiscal 1996 expenses. Other significant expense reductions during fiscal 1997 versus the comparable period of fiscal 1996 include reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1996, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

     Research and Development Costs (R&D). For the six months ended March 31, 1997 and 1996 R&D expenses were $81,000 and $93,800, respectively, for a decrease of approximately $12,800 or 13.6%. A significant portion of this decrease is due to a reallocation and focus of the Registrant's R&D budget toward projects specifically related to the intraoral dental camera. General R&D funding has been reduced along with funding for the model 5990 optical catheter system. The Registrant policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

                           PART II - OTHER INFORMATION



Item 5. Other Information.

     None


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27. Financial data schedule.


     (b) Reports on Form 8-K: None.








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 14, 1997                       /s/ Van A. Horsley
                                          ------------------
                                          Van A. Horsley, President,
                                          Principal Executive Officer,
                                          and Principal Financial Officer