Form 10QSB
period 1997-06-30
MEDICAL DYNAMICS INC
filed 1997-08-13
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------


                             MEDICAL DYNAMICS, INC.
              ---------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                     84-0631765
------------------------------                               -----------------
State or other jurisdiction of                               I.R.S. Employer
incorporation or organization                                Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                       80112
--------------------------------------                       --------
Address of principal executive offices                       Zip Code

Registrant's telephone number, including area code:  303-790-2990
                                                     -------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1997 is 7,643,233 shares, $.001 par value.

     PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                                 June          September
                                                     30, 1997         30, 1996
                                                   -----------      -----------

CURRENT ASSETS
    Cash and equivalents                           $ 1,028,900      $   993,200
    Certificates of deposit                             50,000           10,000
    Trade receivables, less
      allowance for doubtful
      accounts of $25,000                              129,500          181,600
    Inventories                                        406,000          264,400
    Prepaid expenses                                    24,400            9,400
                                                   -----------      -----------

        Total Current Assets                         1,638,800        1,458,600
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
    Loaner equipment                                   337,700          853,800
    Machinery and equipment                            288,000          266,800
    Furniture and fixtures                             267,700          266,700
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                       947,900        1,441,800

    Less accumulated deprecia-
      tion and amortization                           (665,300)      (1,225,300)
                                                   -----------      -----------
        Property and Equipment, Net                    282,600          216,500
                                                   -----------      -----------

OTHER ASSETS
    Inventories, net of allowance
    for obsolescence of $296,900                       450,000          450,000
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $714,000
      and $681,400                                      66,400           96,700
    Other                                               11,600           14,900
                                                   -----------      -----------
        Total Other Assets                             528,000          561,600
                                                   -----------      -----------

TOTAL ASSETS                                       $ 2,449,400      $ 2,236,700
                                                   ===========      ===========






                 See Notes to Consolidated Financial Statements.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   June              September
                                                  30, 1997           30, 1996
                                                ------------       ------------

CURRENT LIABILITIES
    Accounts payable                            $    196,700       $    217,900
    Accrued expenses                                  36,100             77,500
    Warranty reserve                                  15,000             15,000
    Accrued royalties                                 90,000               --
                                                ------------       ------------

      Total Current Liabilities                      337,800            310,400
                                                ------------       ------------


STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                            --                 --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 7,643,200
      and 7,180,200 shares                             7,700              7,200
    Additional paid-in capital                    18,742,500         17,721,900
    Accumulated deficit                          (16,638,600)       (15,723,500)
                                                ------------       ------------
                                                   2,111,600          2,005,600

    Treasury stock, at cost;
     0 and 15,900 shares                                --              (79,300)
                                                ------------       ------------

      Total Stockholders' Equity                   2,111,600          1,926,300
                                                ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $  2,449,400       $  2,236,700
                                                ============       ============








                 See Notes to Consolidated Financial Statements.


                                       MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                          Quarter Ended                                  Nine Months
                                            June 30,                                    Ended June 30,
                               ----------------------------------            ----------------------------------
                                   1997                  1996                    1997                  1996
                               -----------            -----------            -----------            -----------

Net sales                      $   225,600            $   132,700            $   713,900            $   523,500
Cost of goods sold                 210,500                155,200                582,600                530,600
                               -----------            -----------            -----------            -----------
    Gross profit                    15,100                (22,500)               131,300                 (7,100)
                               -----------            -----------            -----------            -----------

Other operating
  revenue                            5,300                 15,900                 17,600                 60,500
                               -----------            -----------            -----------            -----------

Operating expenses:
  Selling, general
    and adminis-
    trative                        250,300                217,700                807,700                709,700
  Depreciation and
    amortization                    38,800                 44,900                116,300                134,700
  Royalties                         30,000                   --                   90,600                   --
  Research and
    development                     51,700                 62,200                132,700                156,000
                               -----------            -----------            -----------            -----------
                                   370,800                324,800              1,147,300              1,000,400
                               -----------            -----------            -----------            -----------

   Operating loss                 (350,400)              (331,400)              (998,400)              (947,000)
                               -----------            -----------            -----------            -----------

Other income
  (expense):
  Other income                      37,000                   --                   41,500                   --
  Interest income                   15,500                  6,900                 42,400                 32,900
  Interest expense                    --                     --                     (600)                  --
                               -----------            -----------            -----------            -----------
                                    52,500                  6,900                 83,300                 32,900
                               -----------            -----------            -----------            -----------
Loss before
  income taxes                    (297,900)              (324,500)              (915,100)              (914,100)

Income tax benefit                    --                     --                     --                     --
                               -----------            -----------            -----------            -----------

Net loss                       $  (297,900)           $  (324,500)           $  (915,100)           $  (914,100)
                               ===========            ===========            ===========            ===========


Net loss per share             $     (0.04)           $     (0.05)           $     (0.12)           $     (0.13)
                               ===========            ===========            ===========            ===========

Weighted average
 number of shares
 outstanding                     7,637,500              6,879,500              7,534,100              6,879,500
                               ===========            ===========            ===========            ===========




                                       See Notes to Consolidated Financial Statements.

                                                               -4-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended June 30,
                                                        1997            1996
                                                      ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(915,100)      $(914,100)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and
      amortization                                      116,300         134,700
     Fair value of common
      stock options                                      40,800            --
     Gain on sale of loaner
      equipment                                            --            (4,500)
     Change in assets and liabilities:
      (Increase) decrease in
       trade accounts receivable                         52,100         174,000
      Decrease in notes
        receivable                                         --           110,000
      Increase in accrued
       royalties payable                                 90,000            --
      (Increase) decrease in
       inventory purchases                             (304,100)         69,800
      Decrease in other assets                            3,300          23,100
      (Increase) in prepaid expenses                    (15,000)           --
      (Decrease) in accounts
       payable, accrued expenses
       and product warranty costs                       (62,600)       (121,400)
                                                      ---------       ---------

Net cash used in
 operating activities                                  (994,300)       (528,400)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of
   loaner equipment                                        --             4,500
  Loss on disposal of
   loaner equipment                                      41,600            --
  Change in other assets                                   --           (14,400)
  Increase in intangible assets                          (9,000)           --
  Purchase of certificate of
    deposit                                             (40,000)           --
  Purchase of equipment                                 (22,200)        (40,600)
                                                      ---------       ---------
Net cash used in
 investing activities                                   (29,600)        (50,500)
                                                      ---------       ---------



                 See Notes to Consolidated Financial Statements.

                                  MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                               (Unaudited)


                                                                        Nine Months Ended June 30,
                                                                        --------------------------
                                                                            1997         1996
                                                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common
   stock arising from exercise
   of options                                                           $ 1,059,600   $      --
                                                                        -----------   -----------

Net Increase (Decrease) in cash
  and cash equivalents                                                       35,700      (578,900)

Cash and equivalents:

  Beginning of Period                                                       993,200     1,071,700
                                                                        -----------   -----------

  End of Period                                                         $ 1,028,900   $   492,800
                                                                        ===========   ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                  $       600   $      --
                                                                        ===========   ===========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Loaner equipment transferred
  from inventory                                                        $   102,000   $    27,900
                                                                        ===========   ===========






                                    See Notes to Consolidated Financial Statements.

                                                      -6-

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Registrant's September 30, 1996 Form 10-KSB. The results of operations for the periods ended June 30, 1997 and June 30, 1996 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of the Registrant, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

Note 2. EARNINGS PER SHARE

     For the nine months ended June 30, 1997 and 1996, both primary and fully-diluted earnings per share are calculated based upon the weighted average common shares outstanding of 7,534,100 and 6,879,500, respectively. For the three months ended June 30, 1997 and 1996, both primary and fully-diluted earnings per share are calculated based upon the weighted average common shares outstanding of 7,637,500 and 6,879,500, respectively. Shares issuable under common stock options and warrants were excluded from the computation of earnings per share because the effect was anti-dilutive. At June 30, 1997 and 1996, the Registrant had 810,500 of vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 1,420,537 and 2,172,950 at June 30, 1997 and 1996, respectively.

NOTE 3. INCOME TAXES

     Under the provisions of the Internal Revenue Code, the Registrant has available net operating loss and research and development tax credit carryforwards of approximately $16,600,000 and $170,000, respectively, which expire in varying amounts from 1997 through 2011.

     The net operating loss and business tax credit carryforwards described above give rise to a deferred tax asset of approximately $6,700,000. This asset is recorded net of a valuation allowance of the same amount. Therefore no amounts are reflected in the accompanying balance sheets.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 4. INVENTORIES

     Inventories consist of the following at June 30, 1997 and September 30, 1996:

                                             June 30,           September 30,
                                               1997                1996
                                            ----------           ----------
Raw materials, purchased and
  replacement parts                         $  711,700           $  444,600
Finished goods                                 383,000              479,800
Work in process                                 58,100                   --
Allowance for obsolescence                    (296,900)            (210,000)
                                             ---------            ---------
                                            $  855,900           $  714,400
                                             =========            =========


At June 30, 1997 and September 30, 1996 inventories of $450,000 are classified as a long term asset in the accompanying balance sheets. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years. Management believes that it may take up to five years to fully utilize this portion of the Company's inventories based upon current levels of repairs and expected production levels of new products.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     As discussed in Note 2 to the audited financial statements as of September 30, 1996, (see the Registrant's form 10-KSB dated September 30, 1996 and the accompanying audited financial statements), the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Without significant sales increases, the Registrant anticipates negative cash flow from operations for fiscal 1997 and beyond. The Registrant believes that its existing capital resources are sufficient for the current fiscal year, and the Registrant is not seeking any additional debt or equity financing at this time. However there are 810,500 vested common stock options outstanding as of June 30, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant. In addition, as described below, Management is pursuing the acquisition of a dental practice management software company with significant existing revenues and is contemplating further acquisitions in the dental field, although there can be no assurances as to the successful completion of either the planned or future acquisitions. Management's plans in regard to these matters are also described in Note 2 to Form 10-KSB. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, market competiton, risks inherent in the Company's international operations and the possibility that the contemplated acquisitions will not occur. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

     Financial Condition. (June 30, 1997 as compared to September 30, 1996) During the nine month period ended June 30, 1997, the Registrant's net working capital increased approximately $152,800, due primarily to the generation of cash of $1,059,600 through the exercise of common stock options, offset by the use of cash in operations and the resultant operating loss. Cash has been used primarily to fund an increase in inventories in anticipation of increased dental camera sales and certain manufacturer inventory purchase requirements, the

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


general operations of the Registrant including research and development, and to promote the sales, introduction, and marketing of products.

     Principal changes in the components of net working capital for the nine months ended June 30, 1997 consist of an increase in short term investments by $40,000, a decrease in the trade accounts receivable balance by $52,100, a net increase in total inventory levels by $141,600 and a decrease in current liabilities of $62,600.

     During the nine month periods ended June 30, 1997 and 1996, the Registrant experienced negative cash flows from operations of approximately $994,300 and $528,400, respectively. This increase in cash used for operations of $465,900 over the comparable period of last fiscal year was a result of the following significant factors: Cash purchases of inventory increased by $304,100 during this period of fiscal 1997 as compared to a reduction in inventory levels by $69,800 during the comparable period of fiscal 1996. This increase in inventories during fiscal 1997 is in anticipation of increased dental camera sales and certain manufacturer inventory purchase requirements. Trade accounts receivable decreased by $52,100 due to more timely payments by current customers in this fiscal year. Trade accounts receivable had decreased by $174,000 during the comparable period of fiscal 1996 due to the Registrant collecting $110,000 due on a related party note receivable. There was no note receivable balance due during fiscal 1997. A non-cash expense was recognized during this period of fiscal 1997 in the amount of $90,000 for the accrual of royalties per the terms of the amended and restated licensing agreement with the Registrant's Chairman. A non-cash expense was recognized during this period of fiscal 1997 in the amount of $40,800 for the fair value of common stock options accruing due to dental camera sales benchmarks being achieved for consultant stock options in accordance with FAS 123. No such option contracts existed during the comparative period of fiscal 1996.

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

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

     Without significant sales increases, the Registrant still anticipates negative cash flow from operations for fiscal 1997 and beyond. During fiscal 1997 and fiscal 1996 cash flow deficits were funded by employee, officer, and consultant stock option exercises. In previous years this deficit has been funded by equity placements and loans from the Company's chairman. However, the Registrant's ability to fund its operations will be dependent upon achieving profitability and in generating a positive cash flow from operations. Unless the Registrant is able to increase sales revenues, and achieve and maintain profitability during fiscal 1997, the Registrant may be facing significant working capital shortages beginning in fiscal year 1998. There can be no assurance that the Company will be able to achieve this goal.

     The Registrant believes that its existing capital resources are sufficient for the current fiscal year and the only significant capital expenditure planned is in association with the Registrant's planned acquisition of Computer Age Dentist, Inc., a Santa Monica, CA based practice management software developer and marketer, that the Registrant has entered into a non-binding letter of intent to acquire, dated August 1, 1997. The closing is scheduled to take place prior to September 30, 1997. Management of the Registrant is of the opinion that the Company currently has the capital resources on hand to close the aforementioned transaction, but may in the future attempt to raise additional capital for this and other future acquisitions. No assurance can be given as to the successful completion of the acquisition, the timing thereof, or the ability to raise any additional capital the Registrant may seek. The Registrant is not seeking additional debt or equity capital at this time, although there are 810,500 vested common stock options outstanding as of June 30, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to the Registrant. These options have various exercise prices which range between $1.125 and $4.00 per share and at August 7, 1997 the price of the Company's common stock was approximately $3.0625. If the Registrant does obtain additional capital (of which there can be no assurance), the Registrant will be able to allocate more resources to sales and marketing efforts (including negotiations with prospective OEM relationships), and research and development.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


     Results of Operations. As an aid to understanding the Registrant's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the nine month periods ended June 30, 1997 and 1996 and the percentage changes in those items for the same periods.


     As a percent of
      total revenue
       for the nine                                                                Percentage
       month period                                                                change from
      ended June 30,                                                             the prior years'
    1997                 1996             Revenue/Expense Items                 comparable period
    ----                 ----             ---------------------                 -----------------

    100.0%              100.0%            Net sales                                  36.4%
     81.6%              101.4%            Cost of goods sold                          9.8%
     18.4%               (1.4%)           Gross profit                               26.6%
      2.4%               11.6%            Other operating revenue                   (70.9%)
    113.1%              135.6%            Selling, general and admin                 13.8%
     16.3%               25.7%            Depreciation & amortization               (13.7%)
     12.7%                0.0%            Royalties                                    n/a
     18.6%               29.8%            Research and development                  (14.9%)
   (139.9%)            (180.9%)           Operating loss                              5.4%
     11.7%                6.3%            Other income/(expense)                    153.2%
   (128.2%)            (174.6%)           Net loss                                    0.1%


     Revenue. Sales for the nine months ended June 30, 1997 and 1996 totaled $713,900 and $523,500, respectively, for an increase of approximately $190,400 or 36.4%. The Registrant's intraoral dental camera, still in the introductory stage, generated revenues of $496,300 for this nine month period of fiscal 1997, or 70% of total sales revenue, primarily during January through June of 1997. There were no sales of this camera during the comparable period of fiscal 1996. The Registrant had previously received significant purchase orders for intraoral dental cameras specifically developed for an OEM company (see the Registrant's form 10-KSB dated September 30, 1996 for further information). To date this company has been unable to obtain the financing necessary to allow the Registrant to prudently build and ship the previously ordered cameras. There have been no sales to this company as of the date of this report. On June 2, 1997 the Registrant entered into a Development Agreement and an OEM agreement with Digital Doc, Inc. of Rancho Cordova, CA. The agreements call for the joint development of an intraoral dental camera and for the Registrant to be the exclusive manufacturer of the product. Development is scheduled for completion by September 1997 with product deliveries to begin by the end of the calendar year. No assurances can be given as to the success of the development program or as to the subsequent purchase of products by Digitial Doc., Inc.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

     The following medical product groups incurred significant sales decreases over the comparable nine month period of fiscal 1996 in the following amounts: general accessories $131,200, electronic video laparoscope (EVL's) $46,900, the Adair Veress needle $21,700. The declining sales levels are due to a decrease in capital budget expenditures in hospitals coupled with less influence over purchasing decisions by physicians, reduced medical marketing efforts by the Registrant, and increased competition from other manufacturers of surgical cameras. Domestic sales accounted for 95% and 67% of total sales and foreign sales accounted for 5.0% and 33% of total sales for the comparable periods ended June 30, 1997 and 1996, respectively.

     Foreign sales for the nine months ended June 30, 1997 and 1996 were $17,300 and $174,500, respectively, for a decrease of $157,200 or 90%. This decrease is due primarily to a decline in EVL, light source and spare cable sales to foreign distributors in Pakistan and England, and to Rosot Enterprises, the Registrant's South American distributor. The Company's foreign sales are derived primarily from the following markets: South America, England, France, Australia and The Netherlands. Management believes that foreign sales will be restored and exceed previous period levels based upon the introduction of the True VisionTM II intraoral dental camera, a digital version of the electronic video laparoscope, and world wide distribution of Lap WrapTM, although no assurances as to the success of this strategy can be given. The Registrant has entered into a Letter of Intent with Computer Age Dentist, Inc. which, if completed, will significantly increase its total revenues during 1998.

     Cost of Goods Sold. Cost of goods sold for the nine months ended June 30, 1997 and 1996 totaled $582,600 and $530,600, respectively, for an increase of approximately $52,000 or 9.8%. Total cost of goods sold as a percent of sales was 81.6% and 101.4%, respectively, for the same periods. The cost of goods sold amount for both fiscal 1997 and 1996 no longer includes a significant underapplied overhead amount for under-utilized manufacturing capacity. The fiscal 1996 cost of sales figure reflects a reclassification of $135,500 made by management from cost of goods sold to selling, general and administrative expense in an effort to more accurately identify and compare standard cost of sales. Gross margins are higher in the 1997 fiscal year due to the mix of products sold having higher gross margins on the average, than in the fiscal year ending in 1996. In the fiscal year ending in 1997 overhead was applied to limited product sales. Gross margin percentages are expected to increase as product sales increase and overhead is applied over the increasing sales base.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

     Selling, General and Administrative Expenses (SG&A). SG&A expenses for the nine months ended June 30, 1997 and 1996 were $807,700 and $709,700, respectively, for an increase of approximately $98,000 or 13.8%. The fiscal 1997 number includes a non cash expense of $40,800 for vesting of consultant common stock options per FAS 123, a $41,600 writeoff of loaner and demonstration equipment, and a $10,200 charge for bad debts. Without these non-cash expense charges totaling $92,600, the fiscal 1997 SG&A expense would have been approximately $715,100. Other significant expense reductions during fiscal 1997 versus the comparable period of fiscal 1996 include reduced depreciation and amortization charges as a substantial amount of loaner equipment became fully depreciated during fiscal 1996, and cost cutting measures instituted by Management precipitated by lower sales and production values. The registrant continues to reduce or eliminate expenses in all areas when practical.

     Research and Development Costs (R&D). For the nine months ended June 30, 1997 and 1996 R&D expenses were $132,700 and $156,000, respectively, for a decrease of approximately $23,300 or 14.9%. A significant portion of this decrease is due to a reallocation and focus of the Registrant's R&D budget toward projects specifically related to the intraoral dental camera. General R&D funding has been reduced along with funding for the model 5990 optical catheter system. The Registrant's policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.



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



Date:  August 14, 1997                   /s/ Van A. Horsley
                                         ------------------
                                         Van A. Horsley, President,
                                         Principal Executive Officer,
                                         and Principal Financial Officer