Form 10KSB
period 1997-09-30
MEDICAL DYNAMICS INC
filed 1997-12-15
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

        X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-8632

                             MEDICAL DYNAMICS, INC.
              ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                               84-0631765
-------------------------------                           ----------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

         99 Inverness Drive East
           Englewood, Colorado                                          80112
---------------------------------------                              ----------
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

                                  (1) Yes  X    No
                                         -----    -----
                                  (2) Yes  X    No
                                         -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[XX ]

     The issuer's revenues for its most recent fiscal year were $982,800.

     The aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 8, 1997 was approximately $27,952,323.

Class                                       Outstanding at December 8 , 1997
-----                                       --------------------------------

Common Stock                                        9,255,736 shares

                    Documents incorporated by reference: None

                             MEDICAL DYNAMICS, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Business.
-----------------

     (a) Business Development
     ------------------------

     Medical Dynamics, Inc., a Colorado corporation incorporated in March 1971 ("MEDY" or the "Company"), is engaged in the design, development, manufacture and marketing of medical and dental video cameras and related disposable products for a variety of professional specialties. MEDY's principal products are small, color, medical and dental video camera systems for use in patient diagnosis and various surgical procedures. MEDY has been manufacturing such cameras since August of 1981. In October 1997 MEDY acquired 100% of the outstanding capital stock of Computer Age Dentist, Inc. (CADI), a California corporation based in Los Angeles, California. CADI is engaged in the development and sale of Practice Management Software and related electronic services to the dental profession. MEDY also has one inactive subsidiary, MedPacific Corporation, a Washington state corporation. MEDY's principal executive offices and manufacturing facilities are at 99 Inverness Drive East, Englewood, Colorado, 80112. Its telephone number at that address is (303) 790-2990.

     During the fiscal year ended September 30, 1997, MEDY was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, MEDY did not dispose of any material amounts of its assets other than in the ordinary course of its business.

     During the 1995 fiscal year MEDY entered into a distribution agreement with Micro- Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and wholly-owned by MEDY's Chairman. MMD manufactures and sells minimal quantities of various medical products to MEDY. See Item 12 - "Certain Relationships and Related Transactions, Distribution Agreement."

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. Subsequent to fiscal year end, MEDY sold a convertible debenture in the amount $1,100,000 to The Tailwind Fund, Ltd., an unaffiliated entity, pursuant to an exemption from registration under Regulation D. Despite the recurring operating losses, management believes the Company has adequate capital resources to carry out planned activities in fiscal 1998. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (b) Business of the Issuer
     --------------------------

     As a result of the acquisition of CADI in October 1997, MEDY has two principal business segments:

     (i) The design, development, manufacture and marketing of medical and dental video cameras and related disposable products for a variety of professional specialties ("The Medical and Dental Camera Segments". These products are used in surgical, diagnostic, research and teaching applications by physicians, dentists, and other health care professionals.

     (ii) The development and sale of dental practice management software and related electronic services ("The Dental Practice Management Segment").

The Medical and Dental Camera Segment

     A variety of less invasive diagnostic and surgical techniques have been developed which enable operations to be performed or observation to occur with minimal surgical incisions. Arthroscopy and Laparoscopy are the two most common surgical procedures performed utilizing the types of surgical cameras manufactured by MEDY. MEDY's current product offerings in this area are the 5980 Digital Surgical Video Camera, and Model 5990 Optical Catheter System, as well as two disposable drape products, Cam-Wrap and Lap- Wrap.

     MEDY has recently applied it's surgical camera expertise to the development of intraoral dental cameras for use as a diagnostic tool for the dental profession. MEDY believes that the True Vision(TM) family of cameras it has created represents the state-of-the- art for this camera technology, with high resolution surgical camera picture quality coupled with competitive pricing.

     Existing Products and New Products. MEDY's principal products and their markets, and new products which are under development, are as follows. MEDY's medical video camera systems and disposable medical products are sold principally to physicians and hospitals, either directly or through one of MEDY's independent sales representatives. MEDY's intraoral dental camera is typically sold through a select dealer distribution network or on an OEM distributor basis. MEDY has engaged in marketing and advertising of all its products at dental conventions and through a sales representative or distributor network. During the years ended September 30, 1997 and 1996, MEDY spent $140,800 and $193,700, respectively, on sales promotions, conventions and advertising expenses.

     True Vision(TM) and True Vision 2 Intraoral Dental Camera. MEDY currently manufactures and markets dental video cameras which are designed for most common dental applications. These camera models contain a high performance video sensor coupled with a 1/4" lens and camera system which management believes provides superior high resolution picture quality compared to other cameras used in the dental profession. The cameras' state-of-the-art technology consists of easy angle, high resolution viewing, a single lens format, and the smallest and lightest hand piece available in the market today. Production and sales of these cameras began in September of 1996. The principal market for the True Vision cameras are dentists.

     Model 5980 and 5990 Cameras. Sales of the 5980 and 5990 model cameras were minimal in fiscal 1997. Management anticipates an increase in 5990 sales in the upcoming year through a distributor that is negotiating for a non-exclusive license on the 5990 Optical Catheter System, although no assurances can be given as to the successful completion of that license or the level of sales that may be generated by it.

     Miniaturized Electronic Endoscopes. MEDY is developing Electronic Endoscopes in the four millimeter diameter range that will utilize either CCD (Charged Coupled Device) or CMOS (Complementary Metal Oxide Sensor) imaging chips and incorporating MEDY's "Rotatable Chip" technology acquired via a license agreement from High Tech Medical Instrumentation, Inc. on U.S. Patent No. 4,858,001 entitled Modular Endoscopic Apparatus With Image Rotation. Depending on the availability of imaging chips, these devices should be ready for market during calendar 1999. Management of MEDY believes this to be an important project because it will provide the market with Electronic Video Arthroscopes, Cystoscopes, Ureteroscopes and other devices which have all the advantages of image clarity and light weight design similar to the Registrant's existing ten millimeter Electronic Video Laparoscope, but in four millimeter diameters. That diameter is the industry standard for these types of endoscopes and have been previously unavailable to the market in the electronic or "chip on a stick" format. This project will again give the Registrant a product entrant into the $1 billion annual endoscopic capital equipment market.

     Intraoral Dental Cameras Incorporating CMOS Imaging Chips. Due to the CMOS imaging chip's lower volume costs, MEDY is pursuing this project as a way in which to substantially lower the cost of the Intra Oral Camera to the market. The time frame for potential introduction to the market is calendar 1999.

     During each of 1997 and 1996 fiscal years, sales of various models of medical video camera systems (including ancillary camera equipment) contributed approximately 2% and 22% of MEDY's total revenue, respectively. Dental cameras and related accessories contributed 70% of revenues for the year ended September 30, 1997.

     Inventory and Raw Materials. MEDY is required to carry significant quantities of inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. MEDY also carries a significant quantity of repair parts. At September 30, 1997, inventories of repair parts valued at $32,000 were classified as a long-term asset in MEDY's balance sheet. This estimate was determined by considering both historical and projected levels of sales for goods included in inventories. A substantial portion of raw materials is expected to be utilized for repairs of equipment sold over the past several years (see note 3 to the consolidated financial statements). MEDY has continued to maintain an inventory of components for its Models 5500, 5940, 5960, 5970, and 5980 cameras, the 5990 Optical Catheter(TM) System, and various peripherals. Sufficient quantities of MEDY's disposable product line such as Lap-Wrap and Cam-Wrap must also be maintained in anticipation of customer's future needs.

     MEDY is able to obtain the raw materials for its camera products from a large number of suppliers. MEDY does not believe that it is dependent on any single supplier for its raw materials. For a number of years, MEDY had purchased cameras from Panasonic Industrial Company - Audio Video Systems Group ("Panasonic") exclusively. Although Panasonic is still the primary supplier of cameras, MEDY now procures cameras from additional sources without sacrificing product or picture quality.

     Warranty. MEDY's medical and dental video cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Cables and optical couplers are warranted to be free of defects for a period of 180 days. Defects or malfunctions are corrected by MEDY at MEDY's cost, if the applicable conditions to the warranty are satisfied. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. MEDY estimates future warranty costs and enters the estimated cost into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve at fiscal year end September 30, 1997 and 1996 was $11,000 and $15,000, respectively.

     Distribution Methods. During fiscal 1997 MEDY engaged four field sales representative organizations to market its medical camera systems in the United States. The sales representatives enter into a one year agreement with MEDY under which they receive commissions of approximately 15% to 20% on video camera sales revenues, 10% to 15% on camera accessories and 10% on disposable product sales generated by them in exclusive marketing areas. All selling expenses are borne by the sales representative. The sales representative agreements prohibit each representative from purchasing or dealing in products of competitors of MEDY. In addition to sales made in this manner, MEDY also modifies some of its products to display the labeling of its customers. Those customers then sell the products directly to end-users.

     As of the fiscal year ended September 30, 1997, MEDY engaged approximately three agents to sell medical video cameras and related disposables in areas outside the United States. The primary foreign territories where MEDY has distributors are the United Kingdom, Western Europe, and Latin America.

     MEDY typically sells products on a net 30 day basis to all domestic customers and on a cash or net 60 to 270 day basis to foreign customers and distributors. With some exceptions, most foreign distributors post letters of credit to insure payment on orders. Inventory levels, net of allowance for obsolescence, for the fiscal years ended September 30, 1997 and 1996 were $715,400 and $714,400 respectively.

     Competition. With regard to MEDY's medical and dental video cameras, the principal competitive factors to which it is subject are price, technological configuration, product performance, and product line diversification. Principal medical competitors in the United States include Circon/ACMI Corporation, Stryker Corporation, Olympus, Wolf, and Karl Storz, each of which manufactures and sells some form of medical video system, and there are certain competitors overseas. Principal competitors in the dental camera field are Patterson Dental, New Image Industries and Dental/Medical Diagnostic Systems. Principal competitors in the dental software business are Dentrix, EagleSoft and Practice Works. The principal reasons why medical sales volumes have remained volatile over the last several years are fluctuating OEM revenue, the limited product line previously offered by MEDY, a limited amount of capital available to promote the products through successful marketing efforts and distribution channels, and the consolidation of hospitals coupled with less influence over buying decisions by physicians. Such limitations have proven detrimental to the ongoing operations of MEDY to date.

     Government Regulation. The United States Food and Drug Administration (the "FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including certain of the products manufactured by MEDY.

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

     MEDY's facilities and records are subject to periodic unannounced inspections by the FDA for compliance with the applicable FDA regulations. The FDA may issue reports or citations where the manufacturer has failed to comply with all appropriate regulations and procedures. If the FDA finds a manufacturer not to be in such compliance, the FDA may prohibit a manufacturer from selling the products for which the manufacturer is not in compliance, until such time as the manufacturer complies with the applicable FDA regulations with respect to those products. Compliance with the provisions of the Act and the FDA's regulations is time consuming and expensive due to the extensive record keeping required.

     MEDY's last inspection by the FDA was in October 1996 when no adverse actions were taken. MEDY has not been inspected since that date, although an inspection is scheduled for December, 1997.

     Research and Development. During the fiscal years ended September 30, 1996 and 1997, MEDY spent approximately $206,900 and $200,300, respectively, on company-sponsored research and development activities. During those periods, there were minimal customer-sponsored research activities relating to new products, services, techniques or to the improvement of existing products, services or techniques.

The Dental Practice Management Operations

     With its October 1997 purchase of Computer Age Dentist, Inc. (CADI), MEDY now offers software for the dental office that provides patient scheduling, patient education, graphical charting, word processing, camera and digital x-ray integration and insurance benefits database. The software:

     o allows the scheduling of patients and dental professionals, and ties scheduled patients directly to their dental records;

     o integrates with all intraoral dental cameras, allowing the dentist to include intra- oral pictures directly on the patient's computerized chart:

     o provides for computer based charting and digitized x-rays to be automatically attached to the patient's chart for easy viewing and printing;

     o integrates the patient's chart directly with word processor, spreadsheet, and database functions, allowing the dentist and his or her staff to create correspondence, charts, and reports based on the patient's information; and

     o    provides  the  ability  to  submit   claims  to  insurance   companies
          electronically, track laboratory requests and results, and many other services useful to the modern dental office.

     CADI's current product is a Windows-based application and is a flexible open architecture design that can be used either through a computer keyboard, mouse, or light pen. Charts, reports, statements, x-rays, and pictures can be printed on plain paper laser printers.

     No Principal Customers and No Significant Inventory Requirements. CADI has over 2,200 customer installations throughout the United States serving in excess of 3,500 dental professionals and, therefore, it is not dependent on sales to any principal customer.

     There are no significant inventory requirements for this business.

     Distribution Methods. Distribution for CADI's software product is conducted both with direct sales people employed by the Company and through a network of value-added resellers (VARs). The Windows 95-based multi-user product sells for approximately $7,000 each, including one-year of free upgrades and telephone technical support. In CADI's last fiscal year ending September 30, 1997, it had approximately $2.9 million of revenue. Management of MEDY believes that those revenues can be increased over time with the addition of working capital for future R&D, additional acquisitions of companies in similar businesses and an expanded distribution system. It is Management's intention to pursue all of those strategies in attempting to profitably grow that business, but no assurances can be made as to the success of that effort.

     Competition. There are no significant individual competitors in the Dental Practice Management Segment; instead, there are a large number of small companies which offer dental practice management software and related electronic services of their own design. MEDY believes that CADI's software is among the more highly integrated and easier to use software products available for the dental office. CADI's software is more expensive than that of many of its competitors, but MEDY believes that its superior features justify its price.

     Research and Development. CADI is continually seeking to improve its dental practice management software and related electronic services. The software industry is characterized by continual changes and improvements and, in some case, startling new designs (such as the changes from DOS-based applications to Windows, and from Windows 3.1 to Windows 95). CADI must keep its software current for new versions of computer operating system software being published by third parties, as well as to maintain existing software which may be running on older computers. MEDY anticipates that CADI will spend approximately $200,000 on research and development in the fiscal year ending September 30, 1998, as compared to minimal amounts that were charged to operations during its last two fiscal years as an independent company.

     Governmental Regulation. There is no governmental regulation which impacts the development and sale of CADI's dental practice management software. Because the dental industry is so dependent on government and private insurance company oversight, however, it is important for the CADI software to be able to allow dentists and their offices to show compliance with governing rules and regulations. Consequently, CADI has developed its dental practice management software to allow dentists and dental offices to maintain accountability in accordance with the requirements.

Other Information

     Principal Customers. MEDY had one customer who contributed 10% or more of total gross revenues during the 1997 fiscal year and one who contributed more than 10% in the 1996 fiscal year. Gross billings to Information Presentation Systems, Inc.(IPS) of Marietta, GA. during fiscal year 1997 was $599,500 or 61% of the Registrant's revenues. IPS markets and installs dental intraoral cameras, multi operatory image systems, digital x- ray systems and other related dental products. Gross billings to Rosot Enterprises of Locust Valley, New York during fiscal year 1996 were $108,800 or 16% of the Registrant's revenues. Rosot
Enterprises is an international distributing company which concentrates on Mexico, Central and South America.

     Patents, Trademarks, etc. Patents. MEDY holds an exclusive license on three patents related to its Optical Catheter System(TM). United States Patents No. 4,782,819, No. 4,736,733, and No. 4,754,328 expiring November 8, April 12, and
June 28, 2005, respectively, relating to the Optical Catheter(TM) are owned by Dr. and Mrs. Adair and are licensed on an exclusive basis to MEDY. The terms of the license agreement are described under "Licenses" below.

     In addition to the above referenced patents, the following patents are also licensed to MEDY from the Chairman:


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
 Imaging Chip"
 (For Reduced Diameter
 Electronic Endoscopes)


     Trademarks. MEDY is also the holder of United States Trademarks, registration numbers 1,299,413, 1,299,414, 1,719,664, and 2,111,413 which relate to the name "Medical Dynamics", the corporate logo of MEDY, the Adair/Veress Needle, and True Vision, respectively. The trademarks are granted for a term of 20 years and expire on those terms beginning October 8, 2004, and if still in use at that time may be renewed for successive 20- year periods by application. In addition, MEDY claims rights in numerous unregistered trademarks which it uses in interstate commerce, and which are subject only to common law protection. Additionally, MEDY holds trademark registration number 1,282,319 which relates to the name "MedPacific Corporation" and its corporate logo. This Trademark was renewed for a 20 year term in June 1990. Computer Age Dentist, Inc. holds trademark numbers 2,034,684 and 1,930,685 on the name "Computer Age Dentist", and the product name "O.M.S. Plus" issued February 4, 1997 and October 31, 1995, respectively.

     Licenses. MEDY entered into an exclusive revocable license agreement with Dr. Edwin Adair effective June 3, 1987, as amended, relating to use of certain technology invented and developed by Dr. Adair. Before an amendment negotiated in September 1997, MEDY was obligated to pay Dr. Adair a minimum annual royalty of $120,000. Additionally, Dr. Adair was obligated to give MEDY a right of first refusal for his inventions. Actual royalties never exceeded the minimum annual royalty. As a result of negotiations between the disinterested directors and Dr. Adair, the parties agreed to amend the license agreement to waive the minimum annual royalty due September 30, 1997 for the year then ended, and any future minimum annual royalty, and to waive Dr. Adair's obligation to provide MEDY with a right of first refusal on future technology.

     Compliance With Environmental Laws. MEDY is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     Employees. At October 31, 1997, MEDY (not including CADI) employed 15 persons, including 3 persons engaged in general administration, and 12 persons engaged in production, distribution, and customer service of MEDY's products. At that date, CADI employed approximately 40 people in sales, customer service, and administrative functions. In addition CADI had nine value-added resellers.

Item 2. Description of Property.
--------------------------------

     MEDY leases 18,358 square feet of space at 99 Inverness Drive East, Englewood, Colorado, where its principal executive offices are located and its business activities, including research, assembly, storage and customer service, are conducted. MEDY has used the bulk of these facilities since 1981. This lease has been renewed through December 31, 1998 at a rental (during 1998) of $13,845 per month. MEDY also pays certain maintenance, insurance, common area and other expenses with respect to the property to the extent that the lessor's costs for such items exceed a specified amount. MEDY pays any increases in property taxes due to improvements on the property and pays for utilities.

     Computer Age Dentist, Inc leases 5,002 square feet of office space in Los Angeles, California at 11300 W. Olympic Boulevard, Suite 600. The lease runs for five years from November, 1997 to October, 2002 at a rate of $9,004 per month which includes operating costs and property taxes.

Item 3. Legal Proceedings.
--------------------------

     There are no material pending legal or regulatory proceedings and MEDY is not aware of any that are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     MEDY has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

     (a) Market Information
     ----------------------

     MEDY's common stock is traded in the over-the-counter market and price quotations for the two fiscal years shown below were reported on the National Association of Securities Dealers Automated Quotation SmallCap Market System under the symbol "MEDY". The quotations shown below were compiled by MEDY from Monthly Statistical Reports supplied by the NASD. All quotes represent inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions in the common stock:


                                            High bid              Low bid
                                            --------              -------
                Fiscal Year ended
                September 30, 1996
                ------------------

                First quarter                 $1.38                $0.50
                Second quarter                 2.31                 1.03
                Third quarter                  4.06                 1.44
                Fourth quarter                 5.19                 2.13

                Fiscal Year ended
                September 30, 1997
                ------------------

                First quarter                 $4.63                $2.89
                Second quarter                 4.94                 2.19
                Third quarter                  3.19                 1.81
                Fourth quarter                 3.31                 2.28

     (b) Holders
     -----------

     The number of record holders of the Common Stock as of September 30, 1997, was approximately 12,844 not including an unknown number of beneficial holders in street name.

     (c) Dividends
     -------------

     (c)(1) Payment of Dividends.

     Because of its need to retain its cash for operations and the lack of a positive cash flow, MEDY has never paid a dividend with respect to its common stock and does not intend to pay such a dividend in the foreseeable future.

     (c)(2) Restrictions on the payment of dividends.

     There are no contractual restrictions on the Company's present or future ability to pay dividends.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------



     Liquidity and Capital Resources. (September 30, 1997 as compared to September 30, 1996)
During the fiscal year ended September 30, 1997, the Registrant's current ratio declined to 4.6 as compared to 4.7 at September 30, 1996. Net working capital increased approximately $195,100.

     Principal changes in the components of net working capital for the fiscal year ended September 30, 1997 consist of:

                                                                         W/C
                                            1997          1996         Effect
                                         ----------    ----------    ----------

Cash and Cash Equivalents                $  886,400    $  993,200   ($  106,800)
Trade Receivable                            127,500       181,600       (54,100)
Inventories                                 683,400       264,400       419,000
Pre-paid Expenses                            15,700        19,400        (3,700)
                                         ----------    ----------    ----------
         Current Assets:                  1,713,000     1,458,600       254,400

Accounts Payable                            297,600       217,900        79,700
Accrued Expenses                             61,100        77,500       (16,400)
Warranty Reserves                            11,000        15,000        (4,000)
                                         ----------    ----------    ----------
         Current Liabilities:               369,700       310,410        59,300

Working Capital:                         $1,343,300    $1,148,200    $  195,100
                                         ==========    ==========    ==========

During the fiscal year ended September 30, 1997 the registrant experienced negative cash flow from operations of $1,110,700 as compared to negative cash flow from operations of $779,200 during the comparable period of the prior fiscal year. The aggregate increase in cash used in operating activities during fiscal 1997 was a result of the following factors:

Inventory levels, net of provisions for obsolescence, increased by $108,700. Accounts payable and accrued expenses increased during fiscal 1997 by $63,300 over fiscal 1996 balances. Aggregate trade accounts receivable cash collection reduced outstanding balances due by $18,400 during fiscal 1997 versus a reduction of $170,000 during fiscal 1996.

Certain consulting services received by the Registrant in prior periods were paid for through the issuance of common stock options in lieu of cash. Although the services required no cash outlay, the options granted, issued at an exercise price higher than market, still required the recognition of expense under the applicable accounting rules. FAS 123 "Accounting for Stock-Based Compensation" requires that the fair value of stock options issued to non-employees of the Company be computed under an option pricing model and be recorded in the Registrant's accounts. A total of $76,100 of non-cash consulting expense has been recognized to comply with this accounting rule. The Registrant has elected to continue to use APB 25 for the computation of employee stock option expense. Total non-cash compensation expense recognized for employee stock options was $33,300 during fiscal 1997. See note 5 to the Consolidated Financial Statements for additional information.

To curtail operating losses and negative cash flow from operations, management is continually reviewing all expense categories to determine if any additional reductions in expenditures are possible.

During fiscal 1997 the Registrant maintained workforce levels approximately the same as the levels of fiscal year 1996. In addition, the Registrant was able to renegotiate the license agreement to eliminate any minimum royalty obligation due to the Chairman of the Board beginning in fiscal 1997.

Without significant sales increases, The Registrant anticipates negative cash flow from operations for fiscal 1998 and beyond. The Registrant's future viability depends on it's ability to generate cash through profitable operations. During fiscal 1997, cash flow deficits were funded by employee, officer, and consultant stock option exercises (raising $1,059,500 during the fiscal year). However, the Registrant's ability to fund it's operations will be dependent upon achieving profitability and in generating positive cash flow from operations. Unless the Registrant is able to increase sales revenue and maintain profitability, the Registrant may be facing significant working capital shortages beginning in fiscal 1999. The Registrant believes that it's existing capital resources are sufficient for the 1998 fiscal year, due to the issuance of a $1.1 million convertible debenture which raised a net of approximately $986,000 in cash on October 31, 1997. The Registrant is not seeking additional debt or equity capital at this time, but may do so during the course of fiscal 1998. The issuance of this debenture will enable the Registrant to allocate more capital resources to sales and marketing efforts, research and development, as well as additional acquisitions in the dental products and software market.

     Results of Operations. (Fiscal 1997 as compared to Fiscal 1996) As an aid to understanding Registrants operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the consolidated statements of operations for the years ended September 30, 1997, and 1996 and the percentage changes in those items for the same years.


    As a percent of total
    revenue for the years                                                 Percentage
     ended September 30,                                                  change from
      1997        1996                  Revenue/Expense Items         FYE 1996 to FYE 1997
      ----        ----                  ---------------------        ---------------------


     100.0%      100.0%                 Net sales                           47.2%
      66.2%       55.6%                 Cost of goods sold                  75.4%
      33.8%       44.5%                 Gross profit                        11.9%
       8.3%       15.4%                 Other operating revenue             21.1%
     113.5%      173.6%                 Selling general and                 (3.8%)
                                          administrative
      11.1%       78.6%                 Fair value of common               (79.2%)
                                          stock options
      20.4%       31.0%                 Research and Dev.                   (3.2%)

      17.6%       31.0%                 Depreciation                       (16.5%)
      35.3%       13.1%                 Obsolete Inventory                 297.3%
       7.2%        0.0%                 Loss on Loaner                     100.0%
    (163.1%)    (267.6%)                Operating loss                     (10.3%)
       5.6%        6.7%                 Other income/(expense)              21.8%
    (157.5%)    (260.8%)                Net income (loss)                  (11.1%)



     Additionally, as an aid to understanding trends of the Registrant, the following ratios describe historical summaries of liquidity, activity and profitability for the years ended September 30, 1997 and 1996.

                                                        1997             1996
                                                        ----             ----

         Liquidity
         ---------
         Current ratio                                   4.6              4.7
         Current ratio less inventory                    2.8              3.9

         Activity
         --------
         Trade receivables turnover                      7.7              3.7
         Inventory turnover                              1.4              .09

         Profitability
         -------------
         Return on assets                              (80.8%)         (77.9%)
         Return on equity                             (100.0%)         (86.8%)
         Return on sales                              (157.5%)        (260.8%)

     Revenue. Revenues increased $315,000 or 47.2% over fiscal 1996. The sales results by product category can be summarized as follows:

                                   1997              1996           Var.
                                   ----              ----           ----

Catheters & Accessories           $1,300            $8,300         ($7,000)
Cam Wrap & Lap Wrap              191,400           223,400         (32,000)
General Accessories               83,600           253,700         (170,000)
Medical Cameras                   20,200           159,900        (139,700)
Electronics                        1,500            24,800         (23,300)
AV Needle                            600            33,000         (32,400)
Dental Camera & Accessories      684,900            11,500          673,400
Returns & Allowances               (700)          (46,800)           46,100
                                   -----          --------           ------
         Total Sales:           $982,800          $667,800         $315,000
                                ========          ========         ========



     The sales decrease in all categories, except cameras, was due primarily to a lack of market acceptance for the Registrant's medical products, a decrease in capital budget expenditures in hospitals coupled with less influence over purchasing decisions by physicians, reduced marketing efforts by the Registrant, and increased competition from other manufacturers of surgical cameras. The decrease in product sales in the above categories was offset by the market introduction of the dental camera and dental camera accessories in late fiscal 1996.

Foreign market sales for fiscal 1996 were $235,400 or 35% of net sales. Export sales for the year ended September 30, 1997 were $80,700 or 8.2%. The Registrant has experienced a slowdown in the foreign marketplace due to the same factors listed above for domestic sales. The Registrant remains optimistic regarding expansion of the foreign distribution network in fiscal 1998, although the emphasis in expanding that network will be to increase revenue from dental cameras and accessory sales.

     Cost of Goods Sold. Cost of goods sold for the fiscal years ended 1997 and 1996 were $650,700 and $371,000 respectively, for an increase of $279,700 or 75.4%. Cost of goods sold as a percent of revenue increased to 66.2% for fiscal 1997 from 55.6% in fiscal 1996. The overall increase in cost of goods sold is due primarily to the increase of sales volume by $315,000 or 47.2%, while the increase in cost of sales as a percentage of revenue is due to the increase in sales of lower margin dental cameras and dental camera accessories as a percentage of product sales.

     Selling, General & Administrative Expenses (S,G&A). S,G&A expenses for the fiscal years 1997 and 1996 were $1,115,600 and $1,159,600, respectively, for a decrease of $44,000 or 3.8%. The decrease is primarily due to the continued effectiveness during fiscal 1997 of cost cutting measures instituted by management, highlighted by increased sales and production volumes. The Registrant continues to adhere to a cost containment strategy designed to reduce or eliminate expenses in all areas when practical.

     Stock Based Compensation. Stock-based compensation for the fiscal years 1997 and was 1996, $109,400 and $525,000, respectively, for a decrease of $415,600 or 79.2%. The decrease is due to a large decrease in stock options granted in fiscal 1997 with most of the 1997 expense related to the vesting of options granted in the previous fiscal year.

     Research & Development Research and development costs for the fiscal years 1997 and 1996 were $200,300 and $206,900, respectively, for a decrease of $6,600 or 3.2%. The Registrant's R & D efforts continue to focus on the intraoral dental camera and it's improvements. The Registrant will, however, continue to fund R & D as it deems appropriate to maintain or gain a competitive market advantage.

     Depreciation & Amortization Depreciation and amortization costs for the fiscal years 1997 and 1996 were $173,300 and $207,600, respectively, for a decrease of $34,300 or 16.5%. Depreciation and amortization is a function of the estimated useful lives ascribed to the underlying assets and can be affected by additions and retirements. Please refer to the "Notes to Consolidated Financial Statements" for a more detailed description of the underlying assets and management's estimates of their useful lives.

     Provision for Obsolete and Slow-moving Inventories The provision for obsolete inventory was increased in fiscal 1997 by $346,800. Management's decision to increase this reserve is predicated on the declining level of sales of the Company's medical video cameras and related products. Management continues to expect these inventories to liquidate. For a more detailed analysis of inventories please refer to Note 3 in the "Notes to Consolidated Financial Statements".

     Loss on Impairment of Demonstration Equipment For the fiscal year ended September 30, 1997, Registrant's management team estimated the carrying amount on the books for field and demonstration equipment was overstated compared to fair market value by $70,600. This amount was recognized as a loss to adjust the carrying value to estimated market value. This provision was computed in accordance with a new accounting standard that was required to be adopted in fiscal 1997.

     Gain on Sale of Demonstration Equipment For the fiscal year ended September 30, 1997 there was no gain or loss realized on the sale of demonstration equipment as compared to a gain of $7,400 in fiscal year 1996.

     Interest Income & Expense For the fiscal years ended September 30, 1997 and 1996, interest income net of interest expense categories were $54,800 and $37,600, respectively, for a net increase of $17,200 or 45.7%. This increase is a function of cash flow and conservative investment strategies. The Registrant invests non-current cash requirements in either a U.S. government bond or money-market fund.

Effect of Changing Prices and Inflation

     Generally,   inflation  has  not  been  a  significant   factor  on  MEDY's
operations.


Item 7. Financial Statements.
        ---------------------

     The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheet - September 30, 1997

        Consolidated Statements of Operations - Years ended September 30, 1997 and 1996

        Consolidated Statements of Stockholders' Equity - Years ended September 30, 1997 and 1996

        Consolidated Statements of Cash Flows - Years ended September 30, 1997 and 1996

        Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
        ----------------------------------------------------------------

     On September 5, 1996 the board of directors of Medical Dynamics, Inc. (the "Registrant") approved the engagement of Hein + Associates, LLP, of Denver, Colorado, to audit and report on MEDY's financial statements for the year ended September 30, 1996.

     On such date, the board of directors also approved the dismissal of McGladrey & Pullen, LLP, of Denver, Colorado as the Company's previous auditors.

     The reports of McGladrey & Pullen, LLP on the Company's financial statements as of September 30, 1995, and for the year then ended contained an explanatory paragraph as to the ability of MEDY to continue as a going concern. Such reports for the last two years contained no other adverse opinion or disclaimer of an opinion. None of such reports were qualified or modified as to uncertainty, audit scope, or accounting principles.

     During MEDY's two most recent fiscal years and subsequent interim periods through the date of dismissal of McGladrey & Pullen, LLP, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of McGladrey and Pullen, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     MEDY has provided the former accountant, McGladrey & Pullen, LLP, with a copy of the foregoing disclosures. A letter, addressed to the Commission, by the former accountants stating that it agrees with the above statements made by MEDY is attached hereto as an exhibit.

     During the two most recent fiscal years and the subsequent interim period preceding McGladrey & Pullen, LLP's dismissal, MEDY was not advised by McGladrey & Pullen, LLP that internal controls necessary for MEDY to develop reliable financial statements do not exist nor that information has come to its attention that led it to no longer be able to rely on management's representations or that has made it unwilling to be associated with the financial statements prepared by management. MEDY has not been advised by McGladrey & Pullen, LLP of the need to expand significantly the scope of MEDY's audit, nor has MEDY been advised that during the two most recent fiscal years and the subsequent interim periods preceding its dismissal, information has come to the attention of McGladrey & Pullen, LLP that if investigated may (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report (September 30, 1995), or (ii) cause McGladrey & Pullen, LLP to be unwilling to rely on management's representations or be associated with MEDY's financial statements.

     MEDY has not been advised by McGladrey & Pullen, LLP that information has come to its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to September 30, 1995.

     No consultations occurred between MEDY and Hein + Associates, LLP during the two most recent fiscal years and any subsequent periods prior to Hein + Associates, LLP's appointment, regarding the application of accounting principles, the type of audit opinion, or other information considered by MEDY in reaching a decision as to any accounting, auditing, or financial reporting issue.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.
        --------------------------------------------------------------------

     (a) Identification of Directors and Executive Officers.
     -------------------------------------------------------

     The following table sets forth certain information regarding the directors and executive officers of MEDY:

Name                            Age        Position
----                            ---        --------

Edwin L. Adair, M.D. (1)        67         Chairman of the Board and Treasurer
                                           of MEDY

Van A. Horsley (2)              45         Director, President, Chief Financial
                                           Officer and Chief Executive Officer
                                           of MEDY; Director and Vice President
                                           of CADI

Daniel L. Richmond              36         Director of MEDY; Director and Chief
                                           Executive Officer of CADI

Chae U. Kim                     36         Director of MEDY; Director and
                                           President of CADI

Pat Horsley Adair (1)           69         Director and Secretary of MEDY

I. Dean Bayne, M.D. (2)         70         Director and Assistant Secretary of
                                           MEDY

Leroy Bilanich (2)              47         Director of MEDY

Jo Brehm                        61         Vice President of MEDY


(1)  Members of the Compensation Committee.
(2)  Members of the Audit Committee

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position except that Messrs. Kim and Richmond were appointed to the MEDY Board as a result of the acquisition of CADI.

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

     Edwin L. Adair, M.D. has been a director of MEDY since June 30, 1971, Chairman of the Board since September 8, 1981 and Treasurer since March 27, 1973. From February 6, 1986 until July 13, 1990, Dr. Adair also served as Chief Executive Officer of MEDY. Dr. Adair received B.S. and M.D. degrees from the University of Colorado in 1951 and 1955, respectively. He practiced medicine from 1956 until 1983 and is a board-certified urologist who discontinued the practice of medicine due to a physical disability resulting from an accident. Dr. Adair has published articles in medical journals and has taught at the University of Colorado School of Medicine. Dr. Adair is a member of the American Medical Association, American Board of Urology, the American Urological Society and the American College of Surgeons. MEDY currently carries a $100,000 key man life insurance policy on Dr. Adair, reduced from $1,100,000 as a cost savings measure during fiscal 1996.

     Van A. Horsley has been a director, President and Chief Executive Officer of MEDY since July 13, 1990. From March 1, 1990 until July 13, 1990, Mr. Horsley served as Chief Financial Officer. Mr. Horsley holds a B.S.B.A. degree in finance from the University of Denver and a graduate degree from the School of Banking at the University of Colorado. From 1974 to February, 1990, Mr. Horsley was employed in various capacities by Affiliated Denver National Bank in Denver, Colorado and from 1985 through February, 1990 served as executive vice president
- head of lending.

     Pat Horsley Adair has been a director and Secretary of MEDY since September 8, 1981. Mrs. Adair attended McMurray College in Abilene, Texas, taking courses in English and business which did not lead to a degree. From June 1974 to July 1983, Mrs. Adair was employed by MEDY as office manager. Since that time, Mrs. Adair has served as Corporate Secretary to MEDY. From 1964 to 1975, Mrs. Adair served as executive director of the Arapahoe County Medical Society and from 1976 to 1980 she served as executive director of the Metro Denver Foundation for Medical Care, an organization which serves Arapahoe, Denver, Boulder, Jefferson and Adams counties, Colorado.

     I. Dean Bayne, M.D. has been a director of MEDY since July 1987 and Assistant Secretary since October 1988. Dr. Bayne received B.S. and M.D. degrees from Louisiana State University in 1949 and 1953, respectively, and has been engaged in private medical practice since 1958. Dr. Bayne was a resident in obstetrics at Herman Kiefer Hospital, Detroit, Michigan, and a resident in gynecology at Detroit Receiving Hospital, Detroit, Michigan. He is a member of the Board of Obstetrics and Gynecology and the American College of Obstetrics and Gynecology.

     Leroy Bilanich, Ed.D. has been a director of MEDY since September 13, 1990. Dr. Bilanich has a B.S. in journalism and broadcasting from Pennsylvania State University, an M.A. in communication from the University of Colorado and has an Ed.D. in organizational behavior from Harvard University. Dr. Bilanich currently works as a consultant to large corporations in the area of organizational development and in the past has held various positions in the Human Resource Departments at Pfizer, Inc. from 1983 to March of 1988 and the Olin Corporation.

     Daniel L. Richmond has been a director of MEDY since October 1997. In June 1984, Mr. Richmond graduated from UCLA with a B.S. degree in Math/Computer Science. From 1983 through 1985, Mr. Richmond founded and then served as President of Compulink, a software company that sells to retail jewelry stores. From 1986 until 1987, Mr. Richmond, along with Mr. Chae Kim headed up the technical team for Emory & Associates, a software development company specializing in custom accounting packages for large manufacturers and distributors. In June 1987 Mr. Richmond co-founded CADI. He has served as Chief Executive Officer of CADI from June 1987 until present.

     Chae U. Kim has been a director of MEDY since October 1997. In June 1985, Mr. Kim Graduated from UCLA with a B.A. degree in Biology. From 1986 until 1987, Mr. Kim, along with Dan Richmond headed up the technical team for Emory & Associates, a software development company specializing in custom accounting packages for large manufacturers and distributors. In June 1987 Mr. Kim co-founded CADI. He has served as President of CADI from June 1987 until present.

     Jo Brehm is Vice President - Sales and Administration of MEDY. She has been an employee of MEDY since 1973. From December 1984 to September 1988, Mrs. Brehm served as Vice President of MEDY. From September 1988 until July 1990, Mrs. Brehm served as President of MEDY.

     (b) Identification of Certain Significant Employees.
     ----------------------------------------------------

     There are no significant employees who are not also directors or executive officers, described above.

     (c) Family relationships.
     -------------------------

     Dr. Edwin L. Adair and Pat Horsley Adair are married. Van A. Horsley is the son of Pat Horsley Adair. There are no other family relationships among the officers or directors.

     (d) Involvement in Certain Legal Proceedings.
     ---------------------------------------------

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten- percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1996 through December 1, 1997 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 10.  Executive Compensation.
          ------------------------

(a)  Summary Compensation Table

     The following table sets forth information regarding compensation paid to the chief executive officer of MEDY for the three years ended September 30, 1997. No other person who is currently an executive officer of MEDY earned salary and bonus compensation exceeding $100,000 during any of those years.



                               Annual Compensation ($$)      Long Term Compensation
                               ------------------------      ----------------------
                                                               Awards        Payouts
                                                               ------        -------
       (a)             (b)   (c)        (d)        (e)     (f)      (g)        (h)         (i)
                                   Restricted
     Name and                                             Stock   Options    LTIP         Other
     Position         Year  Salary     Bonus      Other   Awards  & SARs     Payouts   Compensation
     --------         ----  ------     -----      -----   ------  ------     -------   ------------
                             ($$)       ($$)      ($$)     ($$)     (##)       ($$)       ($$)

Van A. Horsley        1997  110,000     -0-       -0-     -0-       -0-        -0-        272
President and         1996  105,000     -0-       925     -0-      87,174      -0-        260
Chief Executive       1995  105,000     -0-       925     -0-      40,900      -0-        559
Officer


     401(k) Plan. On January 1, 1990, MEDY adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and MEDY are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 1997, MEDY's matching contributions to the plan for the accounts of Van Horsley and Jo Brehm totaled approximately $400 and the matching contribution under the plan for the accounts of all executive officers as a group totaled $400. These amounts are included in column (i) of the Summary Compensation Table.

     Employment Agreements. On October 1, 1997 the Registrant, in conjunction with its purchase of Computer Age Dentist, Inc. (CADI), entered into employment agreements with Dan Richmond (CEO) and Chae Kim (President). The term of the agreements are five years and call for annual compensation of $105,000 each, car allowances of $500 per month and other benefits customarily extended to other CADI employees. In both cases, the employment agreements define their duties to include a continuation of their present positions with CADI, and for a default under the employment agreements if the employee is not re-elected to the Board of Directors of MEDY or if the Board of Directors of MEDY is expanded otherwise than as the result of an increase approved by a vote of a majority of the Board.

     (b) Stock Option Plans.

     Options and Option Plans. Until April 10, 1988 MEDY had two plans pursuant to which stock options could be granted to its directors and officers. These plans were the 1981 NonQualified Consultants' Plan and the 1981 Incentive Stock Option Plan (the "Old Plans"). On April 10, 1988, the Board of Directors canceled the Old Plans to the extent that shares reserved for issuance thereunder were not then under option, and adopted and authorized the 1988 Stock Option Plan (the "1988 Plan") and directed that management prepare the documents formally defining the plan. At that time the Board also authorized the issuance of certain options under the 1988 Plan. The Board formally approved the 1988 Plan on July 14, 1988 and the shareholders approved the 1988 Plan on September 28, 1988.

     Allocations of options under MEDY's stock option plans are made by the Compensation Committee based on the duties, contributions and value of the services of the respective optionee. The Committee has the authority to determine to whom options were granted, the number of shares covered by each option, when each option was to be granted, date of initial ability to exercise, exercise price and certain other terms and to prescribe, interpret, amend and rescind rules and regulations relating to each plan. Any options canceled or not exercised within the option period became available for grants of new options under the plans. The Board also has the power to select committees consisting of not less than two members to administer each plan. The 1988 Plan contains the same provisions for administration as were contained in the Old Plans.

     Under the 1988 Plan, MEDY reserved an aggregate of 1,000,000 shares of its common stock for issuance to employees (including officers), consultants and directors of MEDY or any subsidiary. The plan contains restrictions on the number of options granted to officers and directors, exercise price, maximum term and transferability. On May 14, 1991, MEDY filed a registration statement under the Securities Act of 1933 on Form S-8 which registered the shares of common stock underlying options granted under the 1988 Plan. As such, shares issued upon exercise of outstanding options can be traded on the open market with limited restriction.

     All of the options granted under the Old Plans and the 1988 Plan may be exercised through payment of the exercise price with shares of MEDY's Common Stock or cash, or both. The ability to exercise options through surrendering shares of Common Stock enables holders of options to exercise the entire amount of an option by first exercising a small number of options, followed by successively larger option exercises which the optionee is able to effect by surrendering the increasing number of shares obtained thereby. For little or no initial cash payment, repeated exercises of options by surrendering stock having a market price in excess of the option exercise price, enable an optionee to provide sufficient consideration to MEDY to exercise his entire stock option. The exercise of options might otherwise require substantial cash consideration. This procedure is often referred to as pyramiding.

     The following table sets forth certain information regarding stock options granted by MEDY to the Chief Executive Officer and no other executive officers received total annual salary and bonus in excess of $100,000 during 1997. No stock appreciation rights were granted.

Option Grants in Fiscal 1997
----------------------------



(a)                                  (b)                    (c)                     (d)                (e)
                                                        % of Total
                                                      Options Granted           Exercise or
                                   Options          to Empl. / Cons. in         Base Price          Expiration
Name                             Granted (#)            Fiscal Year               ($/sh)              Date
----                             -----------            -----------               ------              ----

Van A. Horsley                     None

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Option Values.
--------------------------------------------------------------------

     The following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 1997 fiscal year as well as the year-end value of options being held by such persons on September 30, 1997: No Stock Appreciation Rights have been granted, or are held by, any such person:



(a)                            (b)               (c)                   (d)                      (e)
                                                                   Number of                 Value of
                                                                   Unexercised             In-the-Money
                              Shares                                Options at               Options at
                             Acquired                                 FY End                   FY End
                                on               Value             (Exercisable/            (Exercisable/
Name                         Exercise          Realized           Unexercisable)           Unexercisable)
----                         --------          --------           --------------           --------------

Van A. Horsley                  3,958            $3,216           220,680 / 0           $279,602 /      0
Edwin L. Adair                 65,000           $16,855           295,000 / 0           $241,872 /      0
I. Dean Bayne                     -0-                $0            20,000 / 0           $      0 /      0
Leroy Bilanich                    -0-                $0            20,000 / 0           $ 30,132 /      0
Jo Brehm                       50,000          $132,438                 0 / 0           $      0 /      0

     (c) Long Term Incentive Compensation Plans
     ------------------------------------------

     MEDY has no long term incentive compensation plans.

     (d) Other Compensation
     ----------------------

     There are no plans to pay bonuses or deferred compensation to employees of the Company.

     The Company has adopted a medical and life insurance plan for its employees at the Company's cost and provides a discretionary disability, dental and other insurance plans for the benefit of its employees at their expense.

     (e) Compensation of Directors
     -----------------------------

     General. MEDY's directors are authorized to receive $200 for each directors' meeting attended by them. To date, the directors have waived their right to receive directors fees. In September 1990, certain directors were granted options under the 1988 Stock Option Plan. Dr. Bayne owns an incentive stock option to acquire 20,000 shares of common stock at $4.00 per share, expiring June 11, 2003. Leroy Bilanich owns an incentive stock option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 11, 2003.

     No options were granted during fiscal 1997 to board members.

     Royalty Agreements. Dr. Adair and Dr. Bayne, directors of MEDY, are each entitled to receive royalties equal to two percent of the net sales of products each assigned to the Company. No royalties have been accrued or paid to Dr. Bayne, however, $600,000 has been paid to Dr. Adair through the end of fiscal 1995. No cash amounts have been paid to Dr. Adair subsequently. In an effort to help reduce negative cash flow during fiscal 1996, Dr. Adair accepted 120,000 common stock options priced at $1.00 per share in substitution for his cash royalty payment for the 1996 fiscal year. During 1997 Dr. Adair and MEDY made certain changes to the license agreement which included an elimination of the minimum annual royalty, effective for the 1997 fiscal year. See Item 13 - "Certain Relationships and Related Transactions" for further information regarding the royalty agreement.

     Indemnification Agreements. MEDY has entered into indemnification agreements with each of its directors and officers providing for indemnification of each such director by MEDY to the full extent permitted by the Colorado Corporation Code. The agreements provide that in all circumstances in which a director or officer may receive indemnification by statute, such indemnity shall be provided.

     Officer's Life Insurance. MEDY currently maintains a $100,000 whole life key-man insurance policy on its Chairman which was acquired in 1985.

     MEDY has no other arrangements pursuant to which it compensates its directors for acting in their capacities as such.

     (g) MEDY has no employment contracts with any executive officer except as described above with Messrs. Kim and Richmond. MEDY has no compensatory arrangement which may result from a change-of-control of MEDY or a change in any executive officers responsibilities.

     (h) No options were repriced during the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     (a) and (b) Security ownership of certain beneficial owners and management.
     ---------------------------------------------------------------------------

     At September 30, 1997, MEDY had only one class of outstanding voting securities, its common stock. The following table sets forth information as of October 31, 1997 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.


                                          Shares owned              * Percent
Name of beneficial owner                beneficially (1)            of class
------------------------                ----------------            --------

Edwin L. Adair, M.D.                        1,174,298 (2)            12.7%
and Pat Horsley Adair
317 Paragon Way
Castle Pines Village
Colorado   80104

Daniel L. Richmond                            647,760 (5)              7.0%
6500 Baird Av
Reseda, CA.  91335

Chae U. Kim                                   647,760 (5)              7.0%
3231 Chevio Vista Place
Los Angeles, CA.  90034

I. Dean Bayne, M.D.                            20,000                 0.2%

Van A. Horsley                                305,586 (3)             3.3%

Leroy Bilanich, Ed.D.                          20,000                 0.2%

All officers and                            2,825,404 (4)            30.5%
directors as a
group (8 persons)

* Percent of class based upon post acquisition shares of 9,255,736.

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

(2) Includes 175,000 stock options issued to the Chairman of which all are presently exercisable. Also includes 120,000 options issued to Dr. Adair in December, 1995 in consideration for cancellation of fiscal 1996 royalty payments due him totaling $120,000, also presently exercisable.

(3) Includes 220,680 shares under presently exercisable stock options. Does not include options to acquire 150,000 shares exercisable at prices ranging from $2.75 to $3.75 per share which vest based upon defined performance goals.

(4) Includes shares referenced in notes (2) through (5) and 10,000 additional shares and options held by one officer (Jo Brehm) who is not a director, all of which are presently exercisable. Does not include options to acquire 60,000 shares exercisable at prices ranging from $2.75 to $3.75 per share which vest based upon defined performance goals.

(5) Does not include options to acquire 600,000 shares exercisable at $3.25 which vest upon defined performance goals.

     (c) Changes in Control.
     -----------------------

     The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     (a) and (b) Transactions With Management and Others.
     ----------------------------------------------------

     MEDY has engaged in certain transactions with members of its Board of Directors. In each case, the Board believed that the transaction was in MEDY's best interests and the terms of the transaction were at least as fair to Registrant as could have been obtained from an independent person, and the transaction was approved by the disinterested directors. Registrant will continue to follow this procedure in approving any transactions with affiliated persons. No such transactions are contemplated at this time.

     License Agreement with Dr. Adair. MEDY entered into an exclusive revocable license agreement with Dr. Edwin Adair effective June 3, 1987, as amended, relating to use of certain technology invented and developed by Dr. Adair. Before an amendment negotiated in September 1997, MEDY was obligated to pay Dr. Adair a minimum annual royalty of $120,000. Additionally, Dr. Adair was obligated to give MEDY a right of first refusal for his inventions. Actual royalties never exceeded the minimum annual royalty. As a result of negotiations between the disinterested directors and Dr. Adair, the parties agreed to amend the license agreement to waive the minimum annual royalty due September 30, 1997 for the year then ended and any future minimum annual royalty, and to waive Dr. Adair's obligation to provide MEDY with a right of first refusal on future technology.

     Distribution Agreement. MEDY entered into a distribution agreement with Micro- Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair during June of fiscal year 1995. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy System(TM) ("USES").

     MMD has appointed MEDY as its exclusive worldwide distributor for the USES products through June 30, 2000. MMD also granted MEDY a right of first refusal to distribute any further products MMD may develop. There are no minimum performance requirements under the distribution agreement, and MEDY need only purchase products it has already sold to third parties.

     MMD also agreed to sublease space from MEDY for administration purposes at cost. The rental payment and reimbursement to MEDY for employees MMD may utilize are intended to compensate MEDY for all associated expenses, including rent on a per- square-foot basis. During the fiscal year ended September 30, 1997, MEDY purchased $12,760 in products from MMD, and MMD has not needed any significant leased space.

Other Related Party Transactions.
---------------------------------

     MEDY employs two sons of Dr. Adair and one son of Pat Horsley Adair at annual salary rates of approximately $45,600, $45,600, and $115,000. During the most recently completed fiscal year those persons received no other compensation from MEDY in addition to their salaries.

     Except as otherwise stated above, since October 1, 1995, MEDY has not been a party to any transaction involving in excess of $60,000, in which any director or executive officer, nominee for election as a director, security holder of record or beneficially of more than five percent of any class of MEDY's securities, or any member of the immediate family of the foregoing had or will have a direct or indirect material interest.

     MEDY is not aware of any other relationship between nominees for election as directors or its directors and MEDY that are similar in nature and scope to those relationships listed in this Item 12.

     (c) Parents of the Company
     --------------------------

     Not applicable, inasmuch as there are no "Parents" of MEDY.

     (d) Transactions with Promoters
     -------------------------------

     Not applicable, inasmuch as the Company was organized more than five years ago.


Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits
     ------------

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

 3.1(k)                    Restated Articles of Incorporation
                           (December 30, 1988)

3.2(n)                     Bylaws, as amended

10.1(m)                    Amendment Number Five to Lease
                           Agreement - Englewood Office Space

10.2(a)                    Stock Option Plan - Consultant's

10.3(j)                    1988 Stock Option Plan

10.4(d)                    Sales Representative Agreement
                           - Form

10.5(e)                    International Distributor Agreement

10.6(f)                    Indemnification Agreement - Edwin L.
                           Adair, M.D.

10.7(f)                    Indemnification Agreement - Pat
                           Horsley Adair

10.8(h)                    Indemnification Agreement - I. Dean
                           Bayne

10.9(b)                    Indemnification Agreement - Van A.
                           Horsley

10.10(b)                   Indemnification Agreement - Leroy A.
                           Bilanich

10.11(a)                   Employee Confidentiality Agreement -
                           Form

10.12(b)                   Section 125 Cafeteria Plan

10.13(h)                   Patent Assignment - Bayne Pap Brush

10.14(o)                   Amended and restated License Agreement with
                           Edwin L. Adair

10.15(n)                   401(k) Plan

10.16(p) Agreement and Plan of Merger by and between Medical Dynamics, Inc., CADI Acquisition Corp., and Computer Age Dentist, Inc., dated as of October 1, 1997

10.17(p) Form of Registration Rights Agreement between Medical Dynamics, Inc., Daniel L. Richmond, Chae U. Kim and James DeVico, Jr.

10.18(p) Purchase Agreement between Medical Dynamics, Inc. and The Tail Wind Fund, Ltd.

10.19(p)                   Form of Convertible Debenture

10.20(p) Registration Rights Agreement between Medical Dynamics, Inc. and The Tail Wind Fund, Ltd.

10.21(p)                   Common Stock Purchase Warrant issued to The Tail Wind
                           Fund Ltd.

21.1                       Subsidiaries of MEDY:
                           MedPacific Corporation, a Washington corporation Computer Age Dentist, Inc., a California corporation

23.1*                      Consent of Hein + Associates, LLP

* Filed herewith.

(a) Incorporated by reference from Registration Statement on Form S-1, SEC File No. 2-82856.

(b) Incorporated by reference from MEDY's Form 10-K for the period ended September 30, 1991.

(d) Incorporated by reference from MEDY's Form 10-K for the year ended September 30, 1984.

(e)                        Incorporated   by  reference  from  MEDY's  Form  8-K
                           reporting an event of February 8, 1985.

(f) Incorporated by reference from MEDY's Form 10-K for the year ended September 30, 1986.

(h) Incorporated by reference from MEDY's Form 10-K for the fiscal year ended September 30, 1987.

(j)                        Incorporated   by  reference  from  MEDY's  Form  8-K
                           reporting an event of October 12, 1988.

(k) Incorporated by reference from MEDY's Form 10-Q for the quarter ended December 31, 1988.

(m) Incorporated by reference from Amendment No. 1 to Registration Statement on Form S-1, Commission File No. 33-29497, filed with the Commission on July 26, 1989.

(n) Incorporated by reference from MEDY's Form 10-K for the fiscal year ended September 30, 1990.

(o) Incorporated by reference from MEDY's Form 10-QSB for the quarter ended June 30, 1995.

(p)                        Incorporated   by  reference  from  MEDY's  Form  8-K
                           reporting an event of October 23, 1997

(b) Reports on Form 8-K
-----------------------

     During the fourth quarter of fiscal 1997 up to December 1, 1997, the Company filed the following reports on Form 8-K:

     October 23, 1997, reporting an event under Item 2 - Acquisition or Disposition of Assets and Item 5 -- Other Events, and an amendment thereto including the financial information and pro forma financial information required by Item 7.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDICAL DYNAMICS, INC.


                                              By:/s/ Van A. Horsley
                                                 -------------------------------
                                                 Van A. Horsley,
                                                 President

December 12, 1997

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



December 12, 1997                   /s/ Van A. Horsley
                                    ------------------
                                    Van A. Horsley, Principal Executive
                                    Officer, Principal Financial Officer, and
                                     Director

December 12, 1997                   /s/ Edwin L. Adair
                                    ------------------
                                    Edwin L. Adair, M.D., Chairman
                                    of the Board and Director

December 12, 1997                   /s/ Daniel L. Richmond
                                    ----------------------
                                    Daniel L. Richmond, Director


December 12, 1997                   /s/ Chae U. Kim
                                    ---------------
                                    Chae U. Kim, Director


December 12, 1997                   /s/ I. Dean Bayne
                                    -----------------
                                    I. Dean Bayne, M.D., Director

December 12, 1997                   /s/ Pat Horsley Adair
                                    ---------------------
                                    Pat Horsley Adair, Director


December 12, 1997                   /s/ Leroy Bilanich
                                    Leroy Bilanich, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report..............................................F-2

Consolidated Balance Sheet - September 30, 1997...........................F-3

Consolidated Statements of Operations - For the Years Ended
         September 30, 1997 and 1996......................................F-4

Consolidated Statements of Stockholders' Equity - For the Years Ended
         September 30, 1997 and 1996......................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
         September 30, 1997 and 1996......................................F-6

Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Medical Dynamics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and subsidiary (the "Company") as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and subsidiary as of September 30, 1997, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for long-lived assets during 1997.




HEIN + ASSOCIATES LLP

Denver, Colorado
November 20, 1997

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                        $    836,400
    Restricted cash                                                   50,000
    Trade receivables, less allowance for
     doubtful accounts of $5,000                                     127,500
    Inventories                                                      683,400
    Prepaid expenses and other                                        15,700
                                                                ------------
             Total current assets                                  1,713,000
                                                                ------------
PROPERTY AND EQUIPMENT:
    Demonstration equipment                                          296,700
    Machinery and equipment                                          334,300
    Furniture and fixtures                                           221,300
    Leasehold improvements                                            54,500
                                                                ------------
                                                                     906,800
    Less accumulated depreciation and amortization                  (830,600)
                                                                ------------
         Property and equipment, net                                  76,200
                                                                ------------

OTHER ASSETS:
    Inventories                                                       32,000
    Patents, patents pending, and trademarks, net
         of accumulated
         amortization of $740,900                                     49,700
    Deposits and other                                                46,000
                                                                ------------
             Total other assets                                      127,700
                                                                ------------

TOTAL ASSETS                                                    $  1,916,900
                                                                ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                           $    297,600
    Accrued expenses                                                 61,100
    Warranty reserve                                                 11,000
                                                               ------------
             Total current liabilities                              369,700
                                                               ------------

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 11)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value;  authorized
         5,000,000 shares; none issued
    Common stock, $.001 par value; authorized
         15,000,000 shares, issued and
         outstanding 7,627,300 shares                                7,600
    Additional paid-in capital                                  18,811,100
    Accumulated deficit                                        (17,271,500)
                                                              ------------
             Total stockholders' equity                          1,547,200
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,916,900
                                                              ============











       See accompanying notes to these consolidated financial statements.


                            MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          FOR THE YEARS ENDED
                                                                             SEPTEMBER 30,
                                                                  ------------------------------------
                                                                      1997                    1996
                                                                  -----------              -----------

NET SALES                                                         $   982,800              $   667,800

COST OF GOODS SOLD                                                    650,700                  371,000
                                                                  -----------              -----------

GROSS PROFIT                                                          332,100                  296,800
                                                                  -----------              -----------

OTHER OPERATING REVENUE                                                81,100                  102,800
                                                                  -----------              -----------

OPERATING EXPENSES:
    Selling, general and administrative                             1,115,600                1,159,600
    Stock-based compensation                                          109,400                  525,000
    Research and development                                          200,300                  206,900
    Depreciation and amortization                                     173,300                  207,600
    Provision for obsolete and slow-moving inventories                346,800                   87,300
    Loss on impairment of demonstration equipment                      70,600                     --
                                                                  -----------              -----------
         Total operating expenses                                   2,016,000                2,186,400
                                                                  -----------              -----------

OPERATING LOSS                                                     (1,602,800)              (1,786,800)
                                                                  -----------              -----------

OTHER INCOME (EXPENSE):
    Gain on sale of demonstration equipment                              --                      7,400
    Interest income                                                    55,000                   39,000
    Interest expense                                                     (200)                  (1,400)
                                                                  -----------              -----------

NET LOSS                                                          $(1,548,000)             $(1,741,800)
                                                                  ===========              ===========

NET LOSS PER COMMON SHARE                                         $      (.21)             $      (.25)
                                                                  ===========              ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       7,523,200                6,898,300
                                                                  ===========              ===========



                           See accompanying notes to these consolidated financial statements.

                                                           F-4




                                             MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                          COMMON STOCK          Additional                        Treasury Stock
                                      ---------------------      Paid-in        Accumulated    --------------------
                                        Shares       Amount      Capital          Deficit       Shares      Amount         Total
                                      ---------    ---------   ------------    ------------    --------   ---------     ------------

BALANCE, October 1, 1995              6,895,400    $   6,900   $ 16,585,500    $(13,981,700)    15,900    $ (79,300)   $  2,531,400

    Exercise of options
           common stock to purchase     284,800          300        611,400            --         --           --           611,700
    Issuance of common stock
           options for:
             Royalty obligation            --           --          120,000            --         --           --           120,000
             Employee compensation         --           --          271,400            --         --           --           271,400
             Marketing arrangements        --           --           78,500            --         --           --            78,500
             Other services                --           --           55,100            --         --           --            55,100
    Net loss                               --           --             --        (1,741,800)      --           --        (1,741,800)
                                     ----------    ---------   ------------    ------------   --------    ---------    ------------

BALANCE, September 30, 1996           7,180,200        7,200     17,721,900     (15,723,500)    15,900      (79,300)      1,926,300

    Exercise of options to purchase
           common stock                 463,000          400      1,059,100            --         --           --         1,059,500
    Retirement of treasury stock        (15,900)        --          (79,300)           --      (15,900)      79,300            --
    Issuance of common stock
           options for services            --           --          109,400            --         --           --           109,400
    Net loss                               --           --             --        (1,548,000)      --           --        (1,548,000)
                                     ----------    ---------   ------------    ------------   --------    ---------    ------------


BALANCE, September 30, 1997           7,627,300    $   7,600   $ 18,811,100    $(17,271,500)      --      $    --      $  1,547,200
                                     ==========    =========   ============    ============   ========    =========    ============






                              See accompanying notes to these consolidated financial statements.

                                                              F-5



                            MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                  --------------------------
                                                                      1997           1996
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(1,548,000)   $(1,741,800)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Common stock options granted for:
                  Royalty obligation                                     --          120,000
                  Compensation and other services                     109,400        405,000
            Depreciation                                              113,800        130,400
            Amortization                                               59,500         77,200
            Bad debt expense                                           35,700           --
            Loss on impairment of demonstration equipment              70,600           --
            Provision for obsolete and slow-moving inventories        346,800         87,300
            Decrease in warranty reserve                               (4,000)       (10,000)
            Gain on sale of demonstration equipment                      --           (7,400)
            Changes in operating assets and liabilities:
                  Decrease (increase) in:
                     Trade receivables                                 18,400        170,000
                     Inventories                                     (369,900)        (1,700)
                     Prepaid expenses                                  (6,300)        25,700
                  Increase (decrease) in:
                      Accounts payable                                 79,700         29,500
                      Accrued expenses                                (16,400)        26,600
                      Accrued royalties                                  --          (90,000)
                                                                  -----------    -----------
            Net cash used in operating activities                  (1,110,700)      (779,200)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                       (40,000)       (10,000)
    Proceeds from sale of demonstration equipment                        --            7,400
    Collections on note receivable - related party                       --          110,000
    Additions to patents                                              (12,500)       (18,400)
    Purchase of property and equipment                                (22,000)       (14,500)
    Deposits and other                                                (31,100)        14,500
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities      (105,600)        89,000
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from exercise of options to purchase common stock      1,059,500        611,700
                                                                  -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                 (156,800)       (78,500)

CASH AND EQUIVALENTS, beginning of year                               993,200      1,071,700
                                                                  -----------    -----------

CASH AND EQUIVALENTS, end of year                                 $   836,400    $   993,200
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid for interest                                        $       200    $     1,400
                                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Demonstration equipment transfers from inventories            $       --     $   148,500
                                                                  ===========    ===========

    Retirement of treasury stock                                  $    79,300    $      --
                                                                  ===========    ===========

    Retirement of fully depreciated demonstration equipment       $   557,000    $      --
                                                                  ===========    ===========



               See accompanying notes to these consolidated financial statements.

                                          F-6

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

     Nature of Business Operations - Medical Dynamics, Inc. (the "Company") is engaged in the design, development, manufacture and marketing of medical and dental video cameras and surgical disposable products for a variety of medical specialties. These products are sold directly to health care professionals, hospitals, wholesalers, and original equipment manufacturers throughout the United States and foreign markets. The Company markets its products primarily through a group of sales representatives and distributors.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MedPacific Corporation. All significant intercompany accounts and transactions have been eliminated. MedPacific Corporation is an inactive corporation, and there was no activity during the years ended September 30, 1997 and 1996.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

     The Company's consolidated financial statements are based on a number of estimates, including the allowance for doubtful accounts, the provision for obsolete and slow-moving inventories, the selection of estimated useful lives of property and equipment, realization of long-lived assets, and assumptions affecting the valuation of stock options granted to non-employees. It is reasonably possible that estimates affecting the provision for obsolete and slow-moving inventories and realization of long-lived assets will change in the forthcoming year and such revisions could be material.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1997, cash equivalents include a mutual fund that invests in money market instruments.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives:


                                                              Years
                                                              -----

                  Demonstration equipment                       3
                  Machinery and equipment                    3 - 10
                  Furniture and fixtures                     3 - 10


     Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Patents and Trademarks - Patents and trademarks are stated at cost and are amortized over their estimated economic lives of three to ten years. In the event patents pending are not granted, the related costs are charged to operations.

     Impairment of Long-Lived Assets - Management of the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value. During the year ended September 30, 1997, management determined that certain demonstration equipment was impaired, and recorded a loss on impairment of $70,600.

     Warranty Reserve - The Company provides a warranty against defects in materials and workmanship, generally for a period between one month and one year following the date of sale of the equipment. Estimated future costs of product warranties are included in current liabilities in the accompanying balance sheet.

     Research and Development - Research and development costs are charged to operations in the period incurred.

     Net Loss Per Share - Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each fiscal year. Common stock equivalents were anti-dilutive for fiscal 1997 and 1996 and were excluded from the computation.

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

     Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, but is subject to the related disclosure requirements.

     Impact of Recently  Issued  Accounting  Standards - Statement  of Financial
     Accounting Standards 128 (FAS 128) "Earnings per Share" provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share." FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement of Financial Accounting Standards 129 (FAS
     129) "Disclosure of Information About an Entity's Capital Structure" establishes standards for disclosing information about an entity's capital structure. FAS 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

     Statement of Financial Accounting Standards 130 (FAS 130) "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement of Financial Accounting Standards 131 (FAS 131) "Disclosures About Segments of an Enterprise and Related Information" establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. FAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

     Reclassifications  - Certain amounts in the 1996 financial  statements have
     been   reclassified   to  conform   with  the  1997   presentation.   These
     reclassifications had no effect on the 1996 net loss.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2. LIQUIDITY:
   ----------

     The Company has incurred continued substantial operating losses and negative cash flows from operations. The Company's future viability depends on its ability to increase sales and become profitable.

     During 1996, the Company developed intraoral dental cameras for use as a diagnostic tool for the dental profession. During fiscal 1997, the Company realized $684,000 in sales of dental products and management is optimistic about the prospects for additional growth. Additionally, as discussed in
     Note 11, in October 1997, the Company obtained additional debt financing of $1.1 million and completed the acquisition of a dental practice management software company. Management believes the Company has adequate capital resources to carry out planned activities during the forthcoming fiscal year.


3. INVENTORIES:
   ------------

     Inventories consist of the following at September 30, 1997:


         Raw materials and replacement parts                        $ 723,900
         Finished goods                                               422,300
         Work in process                                              126,000
                                                                    ---------
             Total inventory                                        1,272,200
         Less provision for obsolete and slow-moving inventory       (556,800)
                                                                    ---------
             Net inventories, including $32,000 classified as       $ 715,400
                  long-term assets                                  =========


     During the year ended September 30, 1997, management of the Company increased the provision for obsolete and slow-moving inventories by $346,800. Substantially, all of this provision related to medical cameras and related products. Due to the declining level of production for the Company's medical video cameras, the Company incurred under applied overhead costs of approximately $290,800 and $281,300 for the years ended September 30, 1997 and 1996, respectively. These amounts are included in selling, general and administrative expense in the accompanying statements of operations.

4. RELATED PARTY TRANSACTIONS AND COMMITMENTS:
   -------------------------------------------

     License Agreement - The Company has various agreements to pay royalties to both a former officer and current directors of the Company. These royalties are based on the sales of specified products, some of which are no longer manufactured by the Company. In June 1987, the Company entered into a license agreement with its then CEO and Chairman relating to the use of certain technology invented and developed by the Chairman. In connection with the agreement, the Company agreed to pay royalties based on the

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     greater of 2% of sales of products which relate to this technology or minimum annual royalties of $120,000. On December 1, 1995, the Chairman agreed to waive all payments due him under the above license agreement for the year ended September 30, 1996, in exchange for stock options to purchase 120,000 shares of common stock at $1.00 per share. The Company recorded $120,000 of royalty expense in 1996 as a result of this transaction.

     During 1997, the license agreement was amended to eliminate the minimum annual royalty and to provide for future royalties generally equal to 2% of sales of the products that relate to the technology. For the year ended September 30, 1997, the Company did not incur any royalty expense related to this agreement. The license agreement may be terminated by the Chairman in certain circumstances and the rights to the patents may revert to him if commercial development of the related products does not occur within prescribed deadlines.

     Distribution Agreement - In a related transaction, during the year ended September 30, 1995, the Company transferred to an entity owned by the Chairman the rights to patents with a net book value of approximately $21,000. The patents had originally been obtained from the Chairman under the license agreement described above, and were transferred because the Company was unable to obtain FDA approval for products using the patents. The related entity has since obtained FDA approval and has entered into an exclusive agreement to have the Company distribute all products it manufactures. The agreement expires in June 2000. The Company purchased approximately $32,000 of products under the agreement through September 30, 1997.


5. STOCK OPTIONS:
   --------------

     Stock Option Plan - The Company has a stock option plan under which incentive and non-qualified stock options may be granted to officers, directors, employees, and consultants. Incentive stock options are required to have an exercise price which is not less than the fair market value of the stock at the date of grant. The Company's Board of Directors approved the plan on July 14, 1988 and a majority of the Company's stockholders approved the plan in October 1988. The maximum term is ten years for options granted under the plan. An aggregate of 1,000,000 shares were

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     reserved for issuance pursuant to the terms of the plan. Activity in the stock option plan for the years ended September 30, 1997 and 1996 is as follows:

                                                                    Weighted
                                                                    Average
                                                     Number of   Exercise Price
                                                      Shares        Per Share
                                                     ---------      ---------

            Outstanding, October 1, 1995               133,100        $2.69
                Granted                                 94,300         1.49
                Exercised                              (30,000)        1.73
                Expired                                (94,300)        2.52
                                                     ---------
            Outstanding, September 30, 1996            103,100         2.02
                Granted                                 29,500         2.43
                Exercised                              (70,900)        2.36
                                                     ---------

            Outstanding, September 30, 1997             61,700         1.83
                                                     =========


     For options granted during the years ended September 30, 1997 and 1996, the weighted average market price per share of the Company's common stock on the grant date was approximately $2.43 and $2.38, respectively. Options available for future grant at September 30, 1997 totaled 100,000 shares.

     All options outstanding under the plan are vested at September 30, 1997. If not previously exercised, options outstanding at September 30, 1997, will expire as follows:


                                                 Number of          Exercise
          Year Ending September 30:               Shares              Price
          -------------------------               ------              -----

                  2001                             37,200             $1.38
                  2002                             24,500              2.52
                                                   ------
                                                   61,700
                                                   ======

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Non-Qualified Stock Options - The Company has also granted non-qualified stock options to officers, directors, employees, and consultants. The following is a summary of activity during the years ended September 30, 1997 and 1996.

                                                                    Weighted
                                                                     Average
                                                     Number of   Exercise Price
                                                      Shares        Per Share
                                                      ------        ---------

     Outstanding, October 1, 1995                     998,100        $2.68
         Granted to:
             Employees and officer                     84,300         1.45
             Director for royalty obligation
               (Note 4)                               120,000         1.00
             Consultants                               98,800         2.56
         Performance options granted to:
             Employees                                200,000         2.88
             Officers and directors                   260,000         2.88
             Marketing consultants                    735,000         3.03
         Options expired due to:
             Repricing                                (77,100)        4.20
             End of term                              (94,300)        2.52
         Options exercised by:
             Directors                               (167,600)        2.39
             Employees and consultants                (37,200)        1.57
             Marketing consultants                    (50,000)        2.00
                                                    ---------

     Outstanding, September 30, 1996                2,070,000         2.73
         Granted to employees                          76,400         3.52
         Expired                                     (157,100)        3.50
         Exercised                                   (395,400)        2.29
                                                   ----------

     Outstanding, September 30, 1997                1,593,900         2.80
                                                   ==========

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At September 30, 1997, a total of 754,000 non-qualified stock options are vested. If not previously exercised, these options expire as follows:


                                                                      Weighted
                                                                      Average
                                                Number of             Exercise
       Year Ending September 30:                  Shares               Price
       -------------------------                  ------               -----

                        1999                       50,000              $1.13
                        2000                      120,000               1.00
                        2000                       55,800               1.50
                        2001                      115,000               2.00
                        2001                      530,000               2.88
                        2001                      265,000               3.75
                        2002                       44,200               3.68
                        2003                       70,000               1.50
                        2003                      148,900               2.75
                        2003                      195,000               4.00
                                                ---------

                                                1,593,900
                                                =========


     At September 30, 1997, unvested employee performance options were outstanding for 385,000 shares, and unvested non-employee options were outstanding for 425,000 shares. If not previously vested and exercised, these options all expire during the year ending September 30, 2001. The following is a summary of key vesting provisions and exercise prices for performance options granted to employees:


                                                    Number of       Exercise
          Performance Condition                      Shares          Price
    --------------------------------                 ------          -----

 Cumulative  revenue  for the  Company  from the
 sale of dental products exceeds:
     $1,000,000                                      75,000          $2.75
     $4,000,000                                      75,000           3.00
     $9,000,000                                      75,000           3.75

 Annual revenue for the Company exceeds:
     $2,000,000                                      40,000           2.00
     $3,000,000                                      40,000           2.75
     $4,000,000                                      40,000           3.00
     $9,000,000                                      40,000           3.75
                                                    -------

                                                    385,000
                                                    =======

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During the year ended September 30, 1997, the Company recognized compensation expense of $28,900 related to employee performance options. The ultimate amount of compensation expense related to the employee performance options will be determined based on the market value of the Company's common stock on the date that the options vest.

     The following is a summary of key vesting provisions for performance options granted to non-employees:


                                                     Number of      Exercise
                                                      Shares         Price
                                                      -------        -----
    Cumulative sales of dental products exceeds:
        $      1,000,000                               75,000        $2.75
        $      4,000,000                               75,000         3.00
        $      9,000,000                               75,000         3.75

    Cumulative  sales of dental  products to
      specific OEM customer exceeds:
        $        650,000                               50,000         3.00
        $      4,000,000                               75,000         3.25
        $      9,000,000                               75,000         3.50
                                                      -------

                                                      425,000
                                                      =======


     During the year ended  September  30, 1997,  the Company  recognized  stock compensation expense of $61,000 related to non-employee performance options. Assuming that all of the options eventually vest, the Company will recognize an additional $272,000 of expense over the period in which vesting occurs.

     The common stock option granted to the director in satisfaction of the royalty obligation in 1996 was valued based upon the $120,000 contractual payment in the license agreement.

     The fair value of all other options  granted to  non-employees  in 1997 and
     1996  was   estimated  on  the  date  of  grant  using  the   Black-Scholes
     option-pricing model with the following weighted average assumptions:


                                                Years Ended September 30,
                                                -------------------------
                                                  1997             1996
                                                  ----             ----

         Expected volatility                       87%              90%
         Risk-free interest rate                  6.2%             6.7%
         Expected dividends                         0%               0%
         Expected terms (in years)                3.0              2.7


     For the year ended September 30, 1997, options granted to non-employees resulted in the recognition of approximately $20,000 of compensation expense.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     For non-qualified stock options granted to consultants during the year ended September 30, 1996, the weighted average fair value of the Company's common stock on the grant date was $1.63 for 610,000 shares of performance options, $3.38 for 125,000 shares of performance options, and $2.01 for 98,800 shares of vested options. For non-qualified stock options granted to employees in 1997 and 1996, the weighted average fair value of the Company's common stock on the grant date was approximately equal to the exercise price.

     In addition to the performance options granted to marketing consultants, the Company has entered into an agreement with a consultant that provides for payment of commissions for the sale of each dental camera which is attributable to the consultant, provided that certain gross margin requirements are met. The consulting agreement expires in October 1999.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost is recognized for grants of options to employees if the exercise prices were not less than the market value of the Company's common stock on the measurement dates. Had compensation cost been determined based on the fair value at the measurement dates consistent with the method of FAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.


                                            Years Ended September 30,
                                        ---------------------------------
                                             1997              1996
                                         -----------       -----------

  Net loss
       As reported                       $(1,548,000)      $(1,741,800)
       Pro forma                          (1,749,900)       (1,774,500)
  Net loss per common share:
       As reported                            $ (.21)           $ (.25)

       Pro forma                                (.23)             (.26)


     The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   Years Ended September 30,
                                                   -------------------------
                                                     1997             1996
                                                     ----             ----

     Expected volatility                              87%              90%
     Risk-free interest rate                         6.1%             6.4%
     Expected dividends                                0%               0%
     Expected terms (in years)                       3.2              3.7

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. INCOME TAXES:
   ------------

     The amounts which give rise to the net deferred tax asset at September 30, 1997, are as follows:


CURRENT ASSETS:
    Allowance for doubtful accounts                                 $     1,900
    Accrued expenses                                                     14,000
                                                                    -----------
           Total current assets                                          15,900
                                                                    -----------

LONG-TERM ASSETS:
    Property and equipment                                               29,700
    Patents, patents pending, and trademarks                             15,600
    Provision for obsolete and slow-moving inventories                  207,700
    Compensation expense related to stock options                       166,000
    Net operating loss carryforwards                                  6,714,000
    Research and development tax credit
      carryforwards                                                      28,000
                                                                    -----------
           Total long-term assets                                     7,161,000
                                                                    -----------

TOTAL DEFERRED TAX ASSETS                                             7,176,900

VALUATION ALLOWANCE                                                  (7,176,900)
                                                                    -----------

                                                                    $      --
                                                                    ===========


     Management has determined that a valuation allowance equal to the deferred tax assets is required since it is more likely than not that the benefits of these assets will not be realized. The valuation allowance increased by $625,000 and $850,000 during the years ended September 30, 1997 and 1996, respectively, due to the increase in the deferred tax asset balances which were completely offset by a valuation allowance at each of those dates.

     At September 30, 1997, the Company has approximately $18,000,000 of net operating loss carryforwards, and approximately $28,000 of research and development tax credit carryforwards, both of which expire in varying amounts from 1998 through 2012.


7. COMMITMENTS AND CONTINGENCIES:
   -----------------------------

     Regulatory Matters - The Company is regulated by the Federal Food and Drug Administration (FDA). The Company cannot ensure that an adverse financial impact will not occur should the FDA find the Company's Good Manufacturing Practices are in non-compliance with current Federal regulations. If the FDA finds that a manufacturer is not in compliance, the manufacturer may be prohibited from marketing the products for which they are not in compliance, until such time as the manufacturer complies with the applicable FDA regulation. The Company has recently had difficulty

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     obtaining FDA approval on new products due to past findings during FDA inspections. However, the Company does not expect problems in the future due to a change in FDA policy.

     Operating Leases - The Company conducts its operations from leased facilities and leases certain equipment. The terms of the facilities lease require the Company to pay all maintenance, utilities, property taxes and insurance. Rent expense has been recorded on a straight-line basis over the life of the lease. Following is a schedule of future minimum commitments under operating leases having an initial or remaining term of more than one year.


         Years Ending September 30,
         --------------------------

                   1998                                 $171,100
                   1999                                   41,500
                                                        --------

                                                        $212,600
                                                        ========


     Total rent expense was $158,800 and $163,000 for the years ended September 30, 1997 and 1996, respectively.

     Letter-of-Credit - At September 30, 1997, the Company had a standby letter-of-credit (LOC) for $50,000 which was required by one of its vendors. The LOC can be accessed by the vendor if the Company does not pay amounts owed to the vendor on a timely basis. The LOC bears interest at the prime rate plus 2% and expires in June 1999. The LOC is collateralized by a certificate of deposit for $50,000, which is included in restricted cash in the accompanying balance sheet. There was no balance outstanding under the LOC at September 30, 1997.


8. FOREIGN SALES:
   -------------

     The Company had export sales $235,400, or 35% of net sales for the year ended September 30, 1996. Export sales for the year ended September 30, 1997 were less than 10% of net sales. All sales were transacted in United States dollars.


9. SIGNIFICANT CONCENTRATIONS:
   --------------------------

     During the years ended September 30, 1997 and 1996, the Company had sales to a single customer which accounted for 61% and 16% of net sales, respectively. At September 30, 1997 and 1996, the Company had accounts receivable from a single customer for $61,200 and $75,800, respectively.

     At September 30, 1997 and 1996, the Company had an investment in a single mutual fund that invests in money market instruments. The amount invested is not covered by Federal insurance and totaled $704,500 and $803,200 at September 30, 1997 and 1996, respectively. At September 30, 1997, the Company had cash balances totaling $81,000 that were in excess of Federally insured limits.

                      MEDICAL DYNAMICS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. FOURTH QUARTER ADJUSTMENTS:
    --------------------------

     During the fourth quarter of 1997, the company increased the provision for obsolete and slow-moving inventories by approximately $260,000. Additionally, the Company recognized an impairment loss of $70,600 related to certain demonstration equipment.


11. SUBSEQUENT EVENTS:
    -----------------

     In October 1997, the Company created a new subsidiary which acquired all of the outstanding capital stock of Computer Age Dentist, Inc. (CADI) and satisfied an obligation to a former shareholder of CADI. CADI, which is located in Santa Monica, California, is engaged in the design, sale, and support of practice management software for the dental profession. The Company paid total consideration of $4,700,000 to acquire CADI, consisting of $300,000 in cash, $400,000 in notes payable, and 1,600,000 shares of the Company's common stock. The transaction will be accounted for as a purchase.

     In connection with the acquisition of CADI, the Company entered into employment agreements with two individuals who were officers and directors of CADI. The agreements are effective for a period of five years and provide for aggregate annual compensation of $210,000. Additionally, the Company granted options to these individuals for an aggregate of 1,200,000 shares of the Company's common stock. All of these options are exercisable at $3.25 per share and expire in September 2004. The Company's Board of Directors has also reserved 250,000 shares for stock options to be granted to other CADI employees.

     Effective October 31, 1997, the Company issued convertible debentures totaling $1,100,000. The debentures are uncollateralized and bear interest at 8% per annum, payable semi-annually in cash or, at the Company's option, in shares of the Company's common stock valued at the fair market value as of the date the interest is due. The principal balance is due October 2000 and the holder of the debentures has the option to convert the debentures into shares of the Company's common stock beginning in January 1998. Any unpaid principal and interest as of October 31, 2000 will automatically be converted into shares of the Company's common stock. The conversion price is equal to the average of the two lowest closing bid prices of the Company's common stock as reported by NASDAQ during the 60 trading days preceding the conversion date, not to exceed $3.45 per share. The Company received net proceeds of $986,000 from the debentures, after paying all costs related to the issuance.

     The Company also granted the Debenture holder a warrant to purchase 84,615 shares of the Company's common stock. The warrant is exercisable until October 31, 2000 at an exercise price of $3.38.