Form 10QSB
period 1997-12-31
MEDICAL DYNAMICS INC
filed 1998-02-11
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                      84-0631765
------------------------------                                ------------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                 Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                             80112
--------------------------------------                             --------
Address of principal executive offices                             Zip Code

Registrant's telephone number, including area code:  303-790-2990

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

                                                 YES  X    NO
                                                    -----    -----

The number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997 is 9,575,736 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                               December         September
                                                     31, 1997         30, 1997
                                                   -----------      -----------
CURRENT ASSETS
    Cash and equivalents                           $ 1,179,300      $   836,400
  Restricted cash                                       50,000           50,000
    Trade receivables, less
     allowance for doubtful
     accounts of $25,000 and $5,000                    638,200          127,500
    Inventories                                        610,900          683,400
    Prepaid expenses                                   134,600           15,700
                                                   -----------      -----------

        Total Current Assets                         2,613,000        1,713,000
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
    Demonstration equipment                            306,400          296,700
    Machinery and equipment                            363,200          334,300
  Furniture and fixtures                               236,600          221,300
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                       960,700          906,800
    Less accumulated deprecia-
      tion and amortization                           (843,600)        (830,600)
                                                   -----------      -----------
        Property and Equipment, Net                    117,100           76,200
                                                   -----------      -----------

OTHER ASSETS
  Software development
   costs net of accumulated
   amortization of $101,100                          2,747,500             --
  Non-compete agreement net of
   accumulated amortization of $16,600                 182,600             --
  Technical support
   contracts net of accumulated
   Depreciation of $74,200                           1,410,300             --
  Goodwill, net of accumulated
   amortization of $11,300                             666,000             --
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $738,600
      and $734,300                                      56,900           49,700
    Inventories                                         32,000           32,000
  Other                                                 22,600           46,000
                                                   -----------      -----------
        Total Other Assets                           5,117,900          127,700
                                                   -----------      -----------

TOTAL ASSETS                                        $7,848,000       $1,916,900
                                                   ===========      ===========




                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   December          September
                                                   31, 1997          30, 1997
                                                 ------------      ------------
CURRENT LIABILITIES
    Accounts payable                             $    389,100      $    297,600
    Accrued expenses                                  130,000            61,100
    Warranty reserve                                   11,000            11,000
  Notes payable-related parties                       400,000              --
  Deferred revenue                                    376,500              --
    Accrued income taxes                              129,000              --
                                                 ------------      ------------
      Total Current Liabilities                     1,444,800           369,700
                                                 ------------      ------------

LONG TERM LIABILITIES
 Convertible debenture                              1,100,000              --
 Other long term liabilities                           43,300              --
                                                 ------------      ------------
      Total Long Term Liabilities                   1,134,100              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                             --                --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 9,255,736
      and 7,627,300 shares                              9,300             7,600
    Additional paid-in capital                     22,839,100        18,811,100
    Accumulated deficit                           (17,579,300)      (17,271,500)
                                                 ------------      ------------
        Total Stockholders' Equity                  5,269,100         1,547,200
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  7,848,000      $  1,916,900
                                                 ============      ============




                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Quarter Ended
                                                          December 31,
                                               --------------------------------
                                                   1997                 1996
                                               -----------          -----------

Medical & Dental sales                         $   505,800          $   197,600
Cost of goods sold                                 436,100              145,300
                                               -----------          -----------
    Gross profit                                    69,700               52,300

Software sales                                   1,003,600                 --
Cost of goods sold                                 266,700                 --
                                               -----------          -----------
    Gross profit                                   736,900                 --

Other operating
  revenue                                              500                6,900
                                               -----------          -----------
Operating expenses:
 Selling, general and
  administrative                                 1,057,800              328,700
 Depreciation and
  amortization                                      46,800               38,800
  Research and
    development                                      4,100               32,300
                                               -----------          -----------
  Total Operating Exp                            1,108,700              399,800
                                               -----------          -----------

Operating Loss                                    (301,600)            (340,600)
                                               -----------          -----------
Other income/(expense)
  Interest income                                   13,900               11,100
  Interest expense                                 (20,000)                (500)
                                               -----------          -----------
                                                    (6,100)              10,600
                                               -----------          -----------

Net loss                                       $  (307,700)         $  (330,000)
                                               ===========          ===========

Earnings per share                             $     (0.03)         $     (0.05)
                                               ===========          ===========

Weighted average
 number of shares
 outstanding                                     8,866,000            7,309,000
                                               ===========          ===========



                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1997              1996
                                                  -----------       -----------
Cash Flows From Operating
 activities:
 Net Loss                                         $  (307,700)      $  (330,000)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation                                           87,200            25,700
Amortization                                          133,300            13,100
Changes in operating assets
 and liabilities, net of effects
 from purchase of CADI:
  Decrease (increase)in:
   Trade receivable                                  (262,200)           41,700
   Inventories                                        103,100           (80,000)
   Prepaid expenses                                    (5,200)             --
  Increase (decrease) in:
   Accounts payable                                   (17,200)         (108,900)
   Accrued expenses                                     8,000              --
   Deferred revenue                                    18,100              --
   Accrued royalties                                     --              30,000
                                                  -----------       -----------
Net cash used in operating
 activities                                          (242,600)         (408,400)
                                                  -----------       -----------
Cash Flows From Investing
  activities:
 Increase in intangible assets                         (8,400)           (4,000)
 Loss on disposal of
  demonstration equipment                                --              41,600
 Payment for acquisition of CADI                     (379,200)             --
 Additions to patents                                 (18,300)             --
 Purchase of property and
  equipment                                           (24,500)          (38,500)
 Deposits and other                                      --              (4,900)
                                                  -----------       -----------
Net Cash used in
 investing activities                                (430,400)           (5,800)
                                                  -----------       -----------
Cash Flows from Financing
  activities:
 Proceeds from exercise of
  options to purchase common stock                     29,600           441,400
 Net proceeds from issuance
 of convertible debenture                             986,300              --
                                                  -----------       -----------
                                                    1,015,900           441,400
                                                  -----------       -----------
Net Increase in Cash and
 Equivalents                                          342,900            40,800
Cash and Equivalents
 Beginning of period                                  836,400           993,200
                                                  -----------       -----------
Cash and Equivalents
 end of period                                    $ 1,179,300       $ 1,034,000
                                                  ===========       ===========
Supplemental Disclosures of
  Cash Flow Information:
 Cash paid for interest                           $      --         $       500
                                                  ===========       ===========
Supplemental Schedule of
  Noncash Investing and
  Financing Activities:
 Demonstration equipment
  transfers from inventories                      $      --         $   102,000
 Common stock issued for
  acquisition of CADI                               4,000,000              --
 Notes payable for
  acquisition of CADI                                 400,000              --
 Debt issuance costs incurred
  for convertible debenture                           113,700              --



                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the MEDY's September 30, 1997 Form 10-KSB. The results of operations for the periods ended December 31, 1997 and December 31, 1996 are not necessarily indicative of operating results for the full years.

     In October 1997, the company completed the acquisition of Computer Age Dentist, Inc. (CADI). Accordingly the accompanying statement of operations includes the accounts of CADI beginning October 1, 1997.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of the management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

Note 2. EARNINGS PER SHARE

     For the three months ended December 31, 1997 and 1996, basic earnings per share was calculated based upon the weighted average common shares outstanding of 8,866,000 and 7,309,000, respectively. Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At December 31, 1997 MEDY had 1,103,000 of vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 2,988,000 at December 31, 1997.

NOTE 3. INCOME TAXES

     Under the provisions of the Internal Revenue Code, MEDY has available net operating loss and research and development tax credit carryforwards of approximately $18,000,000 and $170,000, respectively, which expire in varying amounts from 1998 through 2011.

     The net operating loss and business tax credit carryforwards described above give rise to a deferred tax asset of approximately $7,300,000. This asset is recorded net of a valuation allowance of the same amount. Therefore no amounts are reflected in the accompanying balance sheets.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




NOTE 4. INVENTORIES

     Inventories consist of the following at December 31, 1997 and September 30, 1997:

                                                  December 31,   September 30,
                                                      1997           1997
                                                  ------------   -------------
Raw materials, purchased and
 replacement parts                                 $ 848,500       $ 723,900
Finished goods                                       420,800         422,300
Work in process                                      (69,600)        126,000
Allowance for obsolescence                          (556,800)       (556,800)
Less inventory classified
 as long term                                        (32,000)        (32,000)
                                                   ---------       ---------
                                                   $ 610,900       $ 683,400
                                                   =========       =========

At December 31, 1997 medical products inventories have decreased $103,100 and increased $30,600 due to the purchase of CADI for a net inventory decrease of $72,500 or 10.1%. Management continues its efforts to reduce inventory and inventory carrying costs while maintaining enough inventory to meet production demand.

NOTE 5. DEFERRED REVENUE

     Deferred revenue primarily represents payments received on deferred maintenance contracts that has not been earned. The amounts are amortized into revenue on a monthly basis using the straight-line method over the life of the contract.

     Costs for maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.             Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

     As discussed in Note 2 to the audited financial statements as of September 30, 1997, (see MEDY's form 10-KSB dated September 30, 1997 and the accompanying audited financial statements), MEDY has suffered recurring losses and negative cash flows from operations. Without significant sales increases, MEDY anticipates negative cash flow from operations for fiscal 1998. MEDY believes that its existing capital resources are sufficient for the current fiscal year, and the MEDY is not seeking any additional debt or equity financing at this time. However there are 1,103,000 vested common stock options outstanding as of December 31, 1997, and if exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, market competition, risks inherent in MEDY's international operations and the possibility that the contemplated acquisitions will not occur. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

     Financial Condition. (December 31, 1997 as compared to September 30, 1997) During the three month period ended December 31, 1997, the MEDY's net working capital decreased approximately $175,100. Principal changes in the components of net working capital for the fiscal quarter ended December 31, 1997 consist of:


                                    December        September           W/C
                                    31, 1997         30, 1997          Effect
                                  -----------      -----------      -----------

Cash & Equivalents                $ 1,229,300      $   886,400      $   342,900
Trade Receivables                     638,200          127,500          510,700
Inventories                           610,900          683,400          (72,500)
Pre-paids                             134,600           15,700          118,900
                                  -----------      -----------      -----------
Current Assets:                     2,613,000        1,713,000          900,000

Accounts Payable                      389,100          297,600           91,500
Accrued Expenses                      139,200           61,100           78,100
Warranty Reserve                       11,000           11,000                0


Notes payable-
 related parties                      400,000             --            400,000
Deferred revenue                      376,500             --            376,500
Accrued taxes                         129,000             --            129,000
                                  -----------      -----------      -----------
Current Liabilities:                1,444,800          369,700        1,075,100

Working Capital:                  $ 1,168,200      $ 1,343,300      $  (175,100)
                                  ===========      ===========      ===========

     Working capital decreased during the first quarter of fiscal 1998 by $175,100. The components of the decrease in working capital included negative cash flow from operations of $242,600, payment of the cash portion of the consideration for the acquisition of Computer Age Dentist, Inc. (CADI) of $379,200, and other capital expenses incurred by MEDY during the quarter.

     Offsetting the expenditures of cash for operations and in investing activities, MEDY raised net proceeds of $986,300 from the sale of a $1,100,000 convertible debenture during the first quarter, as well as proceeds from the exercise of options held by employees which provided additional working capital to MEDY.

     The acquisition of CADI and the placement of the convertible debenture during the first quarter of fiscal 1998 were extraordinary transactions which have no parallel in prior periods. Do to the fundamental requirement for MEDY to achieve a positive cash flow from operations and net income, MEDY will continue reviewing expenses, reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins. In an effort to increase sales revenues from higher-margin products, MEDY acquired CADI in October 1997 and completed the acquisition of Information Presentation Systems, Inc., of Marietta, Georgia (IPS) on February 6, 1998. The CADI acquisition and the IPS acquisition are expected to substantially increase MEDY's revenues.

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and liquidity erosion further, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all nonessential expenditures. Purchasing procedures are also in place to ensure minimized product costs and to avoid excess inventory levels. The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1997 resulting in reduced patent maintenance and other associated costs.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operation. (Continued)


     Although the acquisition of CADI and IPS has resulted in (and is expected to continue to generate) significant increases in revenues to MEDY during the current fiscal year, MEDY still anticipates negative cash flow from operations during fiscal 1998. During fiscal 1997 and fiscal 1996, cash flow deficits were funded by employee, officer, and consultant stock option exercises. In previous years this deficit has been funded by equity placements and loans from the Company's chairman. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and in generating a positive cash flow from operations. Unless MEDY is able to increase sales revenues, and achieve and maintain profitability during fiscal 1998, MEDY may be facing significant working capital shortages beginning in fiscal year 1999. There can be no assurance that the MEDY will be able to achieve this goal.

     MEDY believes that its existing capital resources are sufficient for the current fiscal year and the only significant capital expenditure is in association with MEDY's acquisition of Information Presentation Systems, Inc.(IPS). MEDY entered into a non-binding letter of intent to acquire IPS, dated January 5, 1998. The closing took place on February 6, 1998, with an effective date of February 1, 1998. In its eight year history, IPS has grown into one of the nation's largest suppliers of customized multimedia systems for use in a variety of dental operatory environments. IPS has been involved in the development and marketing of several dental technology products, including intra-oral video cameras, video and computer image storage systems, patient management systems, and digital radiography and micoabrasion instruments. For the period ended December 31, 1997, IPS is estimated to have achieved unaudited gross revenues of approximately $3 million. Medical Dynamics intends to consolidate IPS with its newly acquired Computer Age Dentist, Inc. (CADI) subsidiary. The resulting entity will handle the sale, installation, training and follow-up support for the expanded line of dental products. With the completed purchase of IPS, CADI will offer a broad range of products for the dental industry, including practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks and digital x-ray systems. MEDY's goal is to become the 'Single Source Technology Solution' for dental practices moving into the complex digital/computer age. Although as noted, Management believes that, even after the acquisition of IPS, MEDY has sufficient capital resources for the current fiscal year and beyond, MEDY is reviewing other possible acquisition candidates and, if MEDY seeks to complete another acquisition (of which there can be no

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operation. (Continued)

assurance), MEDY may need additional capital. MEDY is not seeking any additional capital at this time, and there can be no assurance that MEDY will attempt another acquisition or that if MEDY needs additional financing, it will be available on reasonable terms, if at all. MEDY is not seeking additional debt or equity capital at this time, although there are 1,103,000 vested common stock options outstanding as of December 31, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.00 per share and at February 9, 1998 the price of the MEDY's common stock was approximately $2.88. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions as well as research and development.

     Results of Operations. As an aid to understanding MEDY's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the three month periods ended December 31, 1997 and 1996 and the percentage changes in those items for the same periods.

       As a percent of
        total revenue
        for the three                                              Percentage
        month period                                              change from
       ended Dec. 31,                                           the prior years'
   1997           1996     Revenue/Expense Items              comparable period
----------     ----------- ---------------------              -----------------


  33.5%           100.0%    Medical /Dental Sales                   156.0%
 (28.9%)          (73.5%)   COGS Medical                            200.1%
   4.6%            26.5%    Gross Profit Medical                     33.3%
  66.5%             0.0%    Software Sales                          100.0%
 (17.7%)            0.0%    COGS Software                           100.0%
  48.8%             0.0%    Gross Profit Software                   100.0%
   0.0%             3.5%    Other Operating Revenue                 (92.8%)
  70.1%           166.3%    Selling, General and Administrative     221.8%
   3.1%            19.6%    Depreciation and Amortization            20.6%
   0.3%            16.3%    Research and Development                (87.3%)
   0.9%             5.6%    Interest Income                          25.2%
   1.3%             0.3%    Interest Expense                      3,900.0%
 (20.4%)         (167.0%)   Net Loss                                 (6.8%)

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operation. (Continued)


     Revenue. Medical and dental sales for the three months ended December 31, 1997 and 1996 were $505,800 and $197,600, respectively, for an increase of $308,200 or 156.0%. Overall medical sales were up $33,000 or 45.1% and dental sales were up $274,000 or 217.5%. MEDY has closed on the acquisition of IPS as of February 6, 1998 and it should be noted that approximately 70% of MEDY's dental camera sales for the three months ended December 31, 1997 were made to IPS. Foreign market sales are negligible at less than 2% of total net sales.

     Sales attributable to CADI totaled $1,003,600 for the period. Please refer to the schedule below for a more detailed breakdown of revenues. On June 2, 1997 MEDY entered into a Development Agreement and an OEM agreement with Digital Doc, Inc. of Rancho Cordova, CA. The agreements call for the joint development of an intra-oral dental camera and for MEDY to be the exclusive manufacturer of the product. Development is currently ongoing with completion of development and delivery of product scheduled for April 1998. No assurances can be given as to the success of the development program or as to the subsequent purchase of products by Digital Doc, Inc.

                             December           December
                             31, 1997           31, 1996
                             --------           --------

Medical Sales               $ 105,800         $  73,000
Dental Sales                  400,000           126,000
Software Sales                601,400                --
Hardware Sales                 82,000                --
Support                       287,600                --
Electronic Billing             35,600                --
                            ---------           -------
 Total Revenue:            $1,509,400          $197,600
                           ==========          ========




     Cost of Goods Sold. Cost of goods sold for the three months ended December 31, 1997 and 1996 as a percent of net sales were 28.9% and 73.5% respectively, for medical and dental sales. The percentage drop is due to the dilutive effect of Computer Age Dentist sales. Cost of goods sold is calculated at 86.2% for medical and dental products for the quarter ended December 31, 1997. This adjusted COGS increase as a percent of net revenue is due to the increase in sales of lower margin dental cameras and dental camera accessories as a percentage of product sales.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.         Management's Discussion and Analysis of Financial
                 Condition and Results of Operation. (Continued)



     The COGS for software as a percent of net revenue is 17.7%, as a percent of software sales it is 26.6% for a gross margin percentage of 73.4%. The major components of CADI cost of goods sold is the depreciation and amortization expense attributable to software development costs of $2,848,600 amortized over 7 years, or $101,100, for the period; and technical support contracts of $1,484,500 depreciated over 5 years, or $74,200, for the period.

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the three months ended December 31, 1997 and 1996 were $1,057,800 and $328,700, respectively, for an increase of $729,100 or 221.8%. The acquisition of CADI and it's related expense stream accounts for $651,700 of this variance. The remaining variance of $77,400 over the same three month period of 1996 is attributed to the increased S,G&A costs associated with a 156.0% increase in medical and dental sales for the same period.

     Depreciation and Amortization. Depreciation and amortization for the three months ended December 31, 1997 and 1996 totaled $46,800 and $38,800, respectively, for an increase of $8,000 or 19.6%. The CADI portion accounts for $31,900 of this variance. The remaining variance is a decrease of $23,900 due to the retirement of demonstration and loaner equipment in fiscal 1997.

     Research and Development Costs (R&D). For the three months ended December 31, 1997 and 1996 R & D expenses were $4,100 and $32,300 respectively, for a decrease of $28,200 or 87.3%.The Registrants policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

     Interest Income and Expense. Interest income is a function of current cash invested for the period; the balances for December 31, 1997 and 1996 was $13,900 and $11,100 respectively. Interest expense for the three months ended December 31, 1997 and 1996 was $20,000 and $500, respectively, for an increase of $15,500. The components of interest expense are, interest on notes payable to related parties for the CADI acquisition of $2,667 per month for two months, and interest on the convertible debenture of $7,333 per month for two months.

                           PART II - OTHER INFORMATION



Item 5. Other Information.

          None

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     27.  Financial data schedule.


     (b) Reports on Form 8-K: Filed, dated October 23,1997, October 31, 1997 and January 5, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 10, 1998                       /s/ Van A. Horsley
                                              ----------------------------------
                                              Van A. Horsley, President,
                                              Principal Executive Officer,
                                              and Principal Financial Officer