Form 10QSB
period 1998-03-31
MEDICAL DYNAMICS INC
filed 1998-05-15
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                              84-0631765
------------------------------                        ----------------
State or other jurisdiction of                        I.R.S. Employer
incorporation or organization                         Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                80112
--------------------------------------                -----
Address of principal executive offices                Zip Code

Registrant's telephone number, including area code:  303-790-2990
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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1998 is 9,787,683 shares, $.001 par value.

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                              March 31       September 30
                                                      1998              1997
                                                   -----------     ------------
CURRENT ASSETS
    Cash and equivalents                           $   724,700      $   836,400
  Restricted cash                                       50,000           50,000
    Trade receivables, less
     allowance for doubtful
     accounts of $144,000 and $5,000                   356,500          127,500
    Inventories                                      1,017,000          683,400
    Prepaid expenses                                    26,100           15,700
                                                   -----------      -----------
        Total Current Assets                         2,174,300        1,713,000
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
    Demonstration equipment                            369,200          296,700
    Machinery and equipment                            403,800          334,300
  Furniture and fixtures                               252,000          221,300
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                     1,079,500          906,800
    Less accumulated deprecia-
      tion and amortization                           (778,400)        (830,600)
                                                   -----------      -----------
        Property and Equipment, Net                    301,100           76,200
                                                   -----------      -----------

OTHER ASSETS
  Software development
   costs net of accumulated
   amortization of $167,200                          2,254,100             --
  Non-compete agreement net of
   accumulated amortization of $33,200                 166,000             --
  Debt issuance Costs net of
   accumulated amortization of $36,800                 181,200             --
  Technical support
   contracts net of accumulated
   Amortization of $148,500                          1,336,100             --
  Goodwill, net of accumulated
   amortization of $9,100                              463,700             --
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $742,900
      and $734,300                                      52,600           49,700
    Inventories                                         32,000           32,000
  Other                                                 27,000           46,000
                                                   -----------      -----------
        Total Other Assets                           4,512,700          127,700
                                                   -----------      -----------
TOTAL ASSETS                                       $ 6,988,100      $ 1,916,900
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    March 31       September 30
                                                     1998             1997
                                                 ------------      ------------

CURRENT LIABILITIES
    Accounts payable                             $    345,700      $    297,600
    Accrued expenses                                  334,600            72,100
  Notes payable-related parties                       400,000              --
  Deferred revenue                                    354,000              --
                                                 ------------      ------------
      Total Current Liabilities                     1,434,300           369,700
                                                 ------------      ------------

 CONVERTIBLE DEBENTURE                                990,000              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                             --                --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 9,646,016
      and 7,627,300 shares                              9,600             7,600
    Additional paid-in capital                     22,343,500        18,811,100
    Accumulated deficit                           (17,789,300)      (17,271,500)
                                                 ------------      ------------
        Total Stockholders' Equity                  4,563,800         1,547,200
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  6,988,100      $  1,916,900
                                                 ============      ============




                 See Notes to Consolidated Financial Statements.


                                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                             Quarter Ended                               Six months
                                               March 31,                               ended March 31,
                                               ---------                               ---------------
                                     1998                   1997                 1998                   1997
                                  -----------           -----------           -----------           -----------

Medical & Dental sales            $   454,800           $   290,700           $ 1,042,600           $   488,300
Cost of sales                         290,300               226,800               802,100               372,100
                                  -----------           -----------           -----------           -----------
    Gross profit                      164,500                63,900               240,500               116,200

Software sales                        572,200                  --               1,165,000                  --
Cost of sales                          84,900                  --                 201,700                  --
                                  -----------           -----------           -----------           -----------
    Gross profit                      487,300                  --                 963,300                  --

Software Support sales                310,700                  --                 639,400                  --
Cost of sales                          74,200                  --                 148,500                  --
                                  -----------           -----------           -----------           -----------
    Gross profit                      236,500                  --                 490,900                  --

Other operating
 revenue                                8,700                10,000                 9,400                16,800
                                  -----------           -----------           -----------           -----------
Total Operating Revenue               897,000                73,900             1,704,100               133,000
                                  -----------           -----------           -----------           -----------

Operating expenses:
 Selling, general and
  administrative                    1,038,100               298,200             2,142,700               635,600
 Royalties                                  0                30,000                     0                60,000
 Research and
  development                          15,100                48,700                19,200                81,000
                                  -----------           -----------           -----------           -----------
Total Operating Exp                 1,053,200               376,900             2,161,900               776,600
                                  -----------           -----------           -----------           -----------

Operating Loss                       (156,200)             (303,000)             (457,800)             (643,600)
                                  -----------           -----------           -----------           -----------

Other income/(expense)
  Interest income                      12,200                15,700                26,100                26,900
  Interest expense                    (65,900)                    0               (85,900)                 (500)
                                  -----------           -----------           -----------           -----------
                                      (53,700)               15,700               (59,800)               26,400
                                  -----------           -----------           -----------           -----------

Net loss                          $  (209,900)          $  (287,300)          $  (517,600)          $  (617,200)
                                  ===========           ===========           ===========           ===========

Earnings per share                $     (0.02)          $     (0.04)          $     (0.06)          $     (0.08)
                                  ===========           ===========           ===========           ===========

Weighted average
 number of shares
 outstanding                        9,474,400             7,542,600             9,163,300             7,531,900
                                  ===========           ===========           ===========           ===========



                                    See Notes to Consolidated Financial Statements.

                                                            -4-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        1998           1997
                                                    -----------    -----------
Cash Flows From Operating
 activities:
 Net Loss                                           $  (517,600)   $  (617,200)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation                                             86,400         51,400
Amortization                                            293,600         26,200
Fair value Common Stock Options                           1,300         46,900
Common stock issued for
 expense                                                 35,800           --
Loss on disposal of loaner
 equipment                                                 --           41,600
Changes in operating assets
 and liabilities, net of effects
 from purchase of businesses:
  Decrease (increase)in:
   Trade receivable                                      44,800        (24,500)
   Inventories                                         (182,900)      (123,700)
   Prepaid expenses                                      18,900           --
   Other Assets                                          19,000        (14,400)
  Increase (decrease) in:
   Accounts payable                                    (128,400)       (51,900)
   Accrued expenses                                      40,300        (44,500)
   Deferred revenue                                     (10,700)          --
   Accrued royalties                                       --           60,000
                                                    -----------    -----------
Net cash used in operating
 activities                                            (299,500)      (650,100)
                                                    -----------    -----------

Cash Flows From Investing
  activities:
 Payment for acquisition of
  businesses                                           (564,400)          --
 Additions to patents                                   (10,900)        (9,100)
 Purchase of property and
  equipment                                            (226,500)       (24,800)
 Deposits and other                                        --          (30,000)
                                                    -----------    -----------
Net Cash used in
 investing activities                                  (801,800)       (63,900)
                                                    -----------    -----------

Cash Flows from Financing
  activities:
 Principal payments on long
  term debt                                             (26,300)          --
 Proceeds from exercise of options
  to purchase common stock                               29,600      1,046,300
 Net proceeds from issuance
 of convertible debenture                               986,300           --
                                                    -----------    -----------
                                                        989,600      1,046,300
                                                    -----------    -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        1998           1997
                                                    -----------    -----------


Net Decrease in Cash and
 Equivalents                                         (111,700)           332,300
Cash and Equivalents
 Beginning of period                                  836,400            993,200
                                                  -----------        -----------
Cash and Equivalents
 end of period                                    $   724,700        $ 1,325,500
                                                  ===========        ===========

Supplemental Disclosures of
  Cash Flow Information:
 Cash paid for interest                           $      --          $       500
                                                  ===========        ===========

Supplemental Schedule of
  Noncash Investing and
  Financing Activities:

 Common stock issued for
  acquisition of businesses                         3,230,100               --
 Notes payable for
  acquisition of businesses                           400,000               --
 Debt issuance costs incurred
  for convertible debenture                           113,700               --
 Debt assumed in business
  combinations                                         59,900               --
 Fair value of warrants issued
  for debt issuance costs                             120,000               --
 Conversion of debentures to
  common stock                                        110,000               --
 Demonstration equipment
  transfers from inventories                      $      --          $   102,000









                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s ('MEDY' or the 'Company') Form 10-KSB for the year ended September 30, 1997. The results of operations for the periods ended March 31, 1998 and March 31, 1997 are not necessarily indicative of operating results for the full years.

     In October 1997, the Company completed the acquisition of Computer Age Dentist, Inc. (CADI). In addition, the Company also completed the acquisition of Information Presentation Systems, Inc. (IPS)in February, 1998. Accordingly, the accompanying statements of operations include the accounts of CADI beginning October 1, 1997 and IPS beginning February 1, 1998.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

Note 2. EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At March 31, 1998, MEDY had 1,480,400 of vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 3,915,852 at March 31, 1998.

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

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 4.  INVENTORIES

     Inventories consist of the following at March 31, 1998 and September 30, 1997:

                                                  March 31,        September 30,
                                                   1998                 1997
                                                -----------         -----------
Raw materials, and
 replacement parts                              $   864,000         $   723,900
Finished goods                                      757,700             422,300
Work in process                                      67,800             126,000
Allowance for obsolescence                         (640,500)           (556,800)
Less inventory classified
 as long term                                       (32,000)            (32,000)
                                                -----------         -----------
                                                $ 1,017,000         $   683,400
                                                ===========         ===========

At March 31, 1998 medical products inventories have increased $50,100 while other inventories have increased $283,500 due to the purchase of CADI and IPS for a net inventory increase of $333,600 or 48.8%. Management continues its efforts to reduce inventory and inventory carrying costs while maintaining enough inventory to meet sales requirements.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     As discussed in Note 2 to the audited financial statements as of September 30, 1997, (see MEDY's form 10-KSB dated September 30, 1997 and the accompanying audited financial statements), MEDY has suffered recurring losses and negative cash flows from operations. Without significant sales increases, MEDY anticipates negative cash flow from operations for fiscal 1998. MEDY believes that its existing capital resources are sufficient for the current fiscal year, and MEDY is not seeking any additional debt or equity financing at this time. However there are 1,480,400 vested common stock options outstanding as of March 31, 1998, and if exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, market competition, risks inherent in MEDY's international operations and the possibility that contemplated acquisitions will not occur. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


     Financial Condition. (March 31, 1998 as compared to September 30, 1997) During the six month period ended March 31, 1998, MEDY's net working capital decreased approximately $603,300. Principal changes in the components of net working capital for the fiscal quarter ended March 31, 1998 consist of:

                              March       September      W/C
                             31, 1998      30, 1997      Effect
                             --------      --------      ------

Cash & Equivalents           $774,700     $ 886,400   $(111,700)
Trade Receivables             356,500       127,500     229,000
Inventories                 1,017,000       683,400     333,600
Pre-paids                      26,100        15,700      10,400
                            ---------     ---------     -------
Current Assets:             2,174,300     1,713,000     461,300

Accounts Payable              345,700       297,600     (48,100)
Accrued Expenses              334,600        72,100    (262,500)
Notes payable-
 related parties              400,000            --    (400,000)
Deferred revenue              354,000            --    (354,000)
                            ---------      --------    ---------
Current Liabilities         1,434,300       369,700  (1,064,600)

Working Capital             $ 740,000    $1,343,300   $(603,300)
                            =========    ==========  ===========

     The components of the decrease in working capital include negative cash flow from operations of $299,500, payments of the cash portions of the consideration for the acquisitions of Computer Age Dentist, Inc. (CADI) and Information Presentation Systems, Inc. (IPS) of $300,000 plus $64,400 for acquisition costs, and $200,000 respectively, and other capital expenses incurred by MEDY during the six month period ended March 31, 1998.

     Offsetting the expenditures of cash for operations and in investing activities, MEDY raised net proceeds of $986,300 from the sale of $1,100,000 of convertible debentures during the first quarter, as well as proceeds from the exercise of options held by employees which provided additional working capital to MEDY.

     The acquisition of CADI, the placement of the convertible debentures, and the acquisition of IPS during the first and second quarters of fiscal 1998 were extraordinary transactions which have no parallel in prior periods. Due to the fundamental requirement for MEDY to achieve a positive cash flow from operations and net income, MEDY will continue to direct it's efforts toward eliminating or

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

minimizing expenses, reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins. In an effort to increase sales revenues from higher-margin products, MEDY acquired CADI in October 1997, IPS on February 6, 1998 and Command Dental Systems, Inc., of Farmington Hills, MI., on April 1,1998. These acquisitions are expected to substantially increase MEDY's revenues, cash flows from operations, and future profitability, although no assurances of those facts can be given.

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

     Although the acquisitions of CADI, and IPS, have resulted in (and are expected to continue to generate) significant increases in revenues to MEDY during the current fiscal year, MEDY still anticipates negative cash flow from operations during fiscal 1998. During fiscal 1997 and fiscal 1996, cash flow deficits were funded by employee, officer, and consultant stock option exercises and by equity placements and loans from the Company's chairman. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and in generating in the future a positive cash flow from operations. Unless MEDY is able to increase sales revenues, and achieve and maintain profitability during fiscal 1998, MEDY may be facing significant working capital shortages beginning in fiscal year 1999. There can be no assurance that MEDY will be able to avoid future working capital shortages. If needed, it is not known whether any debt or equity financing will be available on reasonable terms.

     MEDY believes that its existing capital resources are sufficient for the remainder of the current fiscal year. MEDY's goal is to become the 'Single Source Technology Solution' for dental practices moving into the complex digital/computer age. MEDY completed the acquisition of Command on April 9, 1998, with an effective date of April 1, 1998. Command develops and markets turnkey computer systems for the efficient management of dental practices and

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

has more than 550 clients. For the period ended September 30, 1997, Command Dental Systems, Inc. is estimated to have achieved gross revenues of approximately $1.4 million. MEDY intends to consolidate Command with it's Computer Age Dentist, Inc.(CADI) subsidiary. Command's existing client base offers a significant opportunity for the cross-selling of CADI's new Windows-based software and other dental technology products. With the purchases of IPS and Command, CADI now offers a comprehensive range of products to the dental industry - practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks, and digital x-ray systems. Although as noted, Management believes that, even after the acquisitions of CADI, IPS and Command, MEDY has sufficient capital resources for the current fiscal year and beyond, MEDY is reviewing other possible acquisition candidates. If MEDY seeks to complete another acquisition (of which there can be no assurance), MEDY may need additional capital. MEDY is not seeking any additional capital at this time, and there can be no assurance that MEDY will attempt another acquisition or that if MEDY needs additional financing, it will be available on reasonable terms, if at all. MEDY is not seeking additional debt or equity capital at this time, although there are 1,480,400 vested common stock options outstanding as of March 31, 1998, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.00 per share and at May 13, 1998 the price of MEDY's common stock was approximately $3.00. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


     Results of Operations. As an aid to understanding MEDY's operating results, the following table indicates the percentage relationships of principal revenue and expense items to total net sales included in the Consolidated Statements of Operations for the six month periods ended March 31, 1998 and 1997 and the percentage changes in those items for the same periods.



                 As a percent of
                  total revenue
                  for the six
                  month period                                                                  Percentage
                ended March 31,                                                                 change from
                ---------------                                                               the prior years'
           1998                 1997           Revenue/Expense Items                          comparable period
           ----                 ----           ---------------------                          -----------------

            36.5%               96.7%           Medical /Dental Sales                              113.5%
           (28.1%)             (73.7%)          COS Medical/Dental                                 115.6%
             8.4%               23.0%           Gross Profit Medical/Dental                        107.0%
            40.8%                0.0%           Software Sales                                       n/a
            (7.1%)              0.0%            COS Software                                         n/a
            33.7%                0.0%           Gross Profit Software                                n/a
            22.4%                0.0%           Software Support Sales                               n/a
            (5.2)%               0.0%           COS Software Support                                 n/a
            17.2%                0.0%           Gross Profit Software Support                        n/a
              0.3%                3.3%          Other Operating Revenue                            (44.0%)
            75.0%               125.8%          Selling, General and Administrative                237.1%
             0.0%                11.9%          Royalties                                         (100.0%)
              .7%                16.0%          Research and Development                           (76.3%)
             0.9%                 5.3%          Interest Income                                    ( 3.0%)
             3.0 %                0.1%          Interest Expense                                 17080.0%
          (18.1%)              (122.2%)         Net Loss                                          -16.1%


          Revenue. Medical/Dental sales for the six months ended March 31, 1998 and 1997 were $1,042,600 and $488,300 respectively, for an increase of $554,300 or 113.5%. Medical/ Dental sales for the three months ended March 31, 1998 and 1997 were $454,800 and $290,700 respectively, for an increase of $164,100 or 56.4%. The increase in sales was due to MEDY's sale of computer hardware, multi-operatory video/digital networks, and digital x-ray systems ('hardware'), which is a new product line resulting from the acquisition of IPS. There were no sales of hardware during the comparable periods of fiscal 1997.

  Software sales were $1,165,000 for the six months ended March 31, 1998 and $572,200 for the three months ended March 31, 1998. Software support sales were $639,400 for the six months ended March 31, 1998 and $310,700 for the three months ended March 31, 1998.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


All of these sales were attributable to CADI, which was acquired in October 1997, therefore, there were no software or software support sales during the comparable periods of fiscal 1997.

     Total sales attributable to CADI, both hardware and software related, for the six months ended March 31, 1998 were $2,197,000 or 77.2% of MEDY's total sales. Total sales attributable to CADI, both hardware and software related, for the three months ended March 31, 1998 were $1,193,000 or 90.2% of MEDY's total sales.

     MEDY anticipates that revenues will increase further as the result of the acquisition of IPS in February 1998 and the expansion of MEDY's market for dental office management products through the acquisition of Command Dental Systems, Inc. in April of 1998. MEDY believes that gross profit from these activities will also improve as MEDY's general and administrative expenses are consolidated and it's operations become more efficient. There can be no assurance that these positive changes will ever result in an increase in cash from MEDY's operations or net income (as compared to MEDY's historical net losses), but MEDY's goal is to achieve profitability on at least a quarterly basis during latter fiscal 1999.

Please refer to the schedule below for a more detailed breakdown of revenues.

                                Quarter Ended            Six Months Ended
                                -------------            ----------------
                            March 31,     March 31,   March 31,     March 31,
                              1998         1997         1998          1997
                          ----------     ---------   ----------     --------

Medical/Dental Sales      $  454,800     $290,700    $1,042,600     $488,300
Software Sales               572,200           --     1,165,000           --
Software Support Sales       310,700           --       639,400           --
Other Operating Revenue        8,700       10,000         9,400       16,800
                          ----------     --------    ----------     --------
 Total Revenue:           $1,346,400     $300,700    $2,856,400     $505,100
                          ==========     ========    ==========     ========




     Cost of Sales. Cost of sales for Medical/Dental products for the six months ended March 31, 1998 and 1997 as a percent of gross Medical/Dental sales were 76.9% and 76.2%,resulting in gross margin percentages of 23.1% and 23.8%, respectively. Cost of sales for Medical/Dental products for the three months ended March 31, 1998 and 1997 as a percent of gross Medical/Dental sales were 63.8% and 78.0%, resulting in gross margin percentages of 36.2% and 22.0%, respectively. The cost of sales of Medical/Dental percentages for the six months

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)

ended March 31, 1998 and 1997 show a .07% variance due to higher margin medical product sales in 1997 having been replaced by higher margin hardware sales in 1998. The cost of sales percentage drop of 14.2% for the quarter is due to the product mix of higher margin hardware sales versus lower margin dental camera sales.

     Cost of sales for software sales, the major component of which is the amortization expense of software development costs, decreased over the prior period by 27.3%. The decrease is approximately equal to $31,000, the amount of software development amortization expense attributable to the $513,500 decrease in capitalized software development costs. Capitalized software development costs were reduced to reflect a more conservative approach to the book valuation of the asset. Cost of sales of software sales for the six and three month periods ended March 31, 1998 as a percent of gross software sales were 17.3% and 14.8%, resulting in gross margin percentages of 82.7% and 85.2%, respectively.

Cost of sales for software support sales, the only component of which is the amortization expense of technical support contracts, remains flat as a dollar amount but will fluctuate as a percentage of gross software support sales as support revenue increases or decreases. Cost of sales of software support sales for the six and three month periods ended March 31, 1998 as a percent of gross software support sales were 23.2% and 23.9%, resulting in gross margin percentages of 76.8% and 76.1%, respectively.

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the six month period ended March 31, 1998 and 1997 were $2,056,000 and $558,000, respectively for an increase of $1,498,000 or 268.5%. The acquisitions of CADI and IPS and their related expense streams, as well as their depreciation and amortization, account for $1,519,300 of the total S,G&A expenses. The remaining S,G&A expenses of $536,700, attributable to MEDY, represents a $21,300 or 3.8% favorable variance over the same six month period in 1997. S,G&A expenses for the quarter ended March 31, 1998 and 1997 were $998,800 and $259,400, respectively, for an increase of $739,400 or 285.0%. The acquisition of CADI and IPS and their related expense streams, as well as their depreciation and amortization, also accounted for the majority of this increase.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation. (Continued)


     Research and Development Costs (R&D). For the six months ended March 31, 1998 and 1997 R & D expenses were $19,200 and $81,000 respectively, for a decrease of $61,800 or 76.3%. For the quarter ended March 31, 1998 and 1997, R & D expenses were $15,100 and $48,700 respectively, for a decrease of $33,600 or 69.0%. The Registrant's policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

     Interest Income and Expense. Interest income is a function of current cash invested for the period; the balances for the three months ended March 31, 1998 and 1997 was $12,200 and $15,700, respectively. Interest income for the six months ended March 31, 1998 and 1997 was $26,100 and $26,900 respectively. Interest expense for the six months ended March 31, 1998 totaled $85,900. The components of year to date interest expense are: interest of $13,300 ($2,667 per month) on $400,000 of notes payable to related parties (at 8.0% interest due October 1998, to the principals of CADI for the CADI acquisition), interest on the convertible debentures of $35,800, and $36,800 for interest on debt issuance costs.

                           PART II - OTHER INFORMATION



Item 5.           Other Information.

          None


ITEM 6.           Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  27.  Financial data schedule.


          (b) Reports on Form 8-K: Filed, dated October 23,1997, October 31, 1997, January 5, 1998 and April 20,1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 14, 1998                         /s/ Van A. Horsley
                                           -------------------------------------
                                           Van A. Horsley, President,
                                           Principal Executive Officer,
                                           and Principal Financial Officer