Form 10QSB
period 1998-06-30
MEDICAL DYNAMICS INC
filed 1998-08-13
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
                             ----------------------
              Exact name of Registrant as specified in its charter


Colorado                                                 84-0631765
--------                                                 ----------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization                            Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                       80112
--------------------------------------                       -----
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:  303-790-2990

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

                                  YES  X    NO

The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998 is 9,991,739 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                6/30/98         9/30/97
                                                    (Unaudited)
                                                    -----------     -----------

CURRENT ASSETS
  Cash and equivalents                              $   333,400     $   836,400
  Restricted cash                                        50,000          50,000
   Trade receivables, less allowance for
   doubtful accounts of $115,000 and $5,000             836,300         127,500
  Inventories                                           990,300         683,400
  Prepaid expenses                                        8,100          15,700
                                                    -----------     -----------
     Total Current Assets                             2,218,100       1,713,000
                                                    -----------     -----------

PROPERTY AND EQUIPMENT
  Demonstration equipment                               430,900         296,700
  Machinery and equipment                               515,200         334,300
  Furniture and fixtures                                389,200         221,300
  Leasehold improvements                                127,000          54,500
                                                    -----------     -----------
                                                      1,462,300         906,800
  Less accumulated depreciation and
   Amortization                                        (795,500)       (830,600)
                                                    -----------     -----------
     Property and Equipment, Net                        666,800          76,200
                                                    -----------     -----------

OTHER ASSETS
  Inventories                                            32,000          32,000
  Software development costs - net of
   accumulated amortization of $258,300               2,317,500            --
  Non-compete agreement net of
   accumulated amortization of $49,800                  152,100            --
  Debt issuance costs net of accumulated
   amortization of $62,100                              171,700            --
  Technical support contracts net of
   accumulated amortization of $222,700               1,261,800            --
  Goodwill net of accumulated
   amortization of $17,400                              698,000            --
  Patents, patents pending and trade-
   marks net of accumulated amortization
   of $752,900 and $734,300                              42,600          49,700
  Other                                                  41,100          46,000
                                                    -----------     -----------
     Total Other Assets                               4,716,800         127,700
                                                    -----------     -----------
TOTAL ASSETS                                        $ 7,601,700     $ 1,916,900
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued


LIABILITIES AND STOCKHOLDERS' EQUITY                  6/30/98         9/30/97
                                                    (Unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
  Current portion of long term debt -
   related parties                                 $    598,600            --
  Accounts payable                                      403,700    $    297,600
  Accrued expenses                                      426,800          72,100
  Deferred revenue                                      346,700            --
                                                   ------------    ------------
     Total Current Liabilities                        1,775,800         369,700
                                                   ------------    ------------

LONG TERM DEBT - RELATED PARTIES                        350,000            --
CONVERTIBLE DEBENTURE                                   880,000            --
CAPITALIZED LEASE OBLIGATIONS                            87,600            --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   9,838,697 and 7,627,300 shares                         9,800           7,600
  Additional paid-in capital                         22,615,600      18,811,100
  Accumulated deficit                               (18,117,100)    (17,271,500)
                                                   ------------    ------------
     Total Stockholders' Equity                       4,508,300       1,547,200
                                                   ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  7,601,700    $  1,916,900
                                                   ============    ============




                 See Notes to Consolidated Financial Statements.




                                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                  Quarter Ended                                Nine months
                                                     June 30                                  Ended June 30
                                        -----------------------------------------------------------------------------
                                            1998                  1997                  1998                  1997
                                        -----------------------------------------------------------------------------
Medical & dental sales                  $ 1,108,600           $   225,600           $ 2,151,200           $   713,900
Cost of sales                               731,200               210,500             1,533,300               582,600
                                        -----------           -----------           -----------           -----------
     Gross profit                           377,400                15,100               617,900               131,300

Software sales                              949,600                  --               2,114,600                  --
Cost of sales                               107,500                  --                 309,200                  --
                                        -----------           -----------           -----------           -----------
     Gross profit                           842,100                  --               1,805,400                  --

Software support sales                      557,100                  --               1,196,500                  --
Cost of sales                                74,200                  --                 222,700                  --
                                        -----------           -----------           -----------           -----------
     Gross profit                           482,900                  --                 973,800                  --

Total Sales                               2,615,300               225,600             5,462,300               713,900

Other operating revenue                      17,600                 5,300                27,000                17,600
                                        -----------           -----------           -----------           -----------
                                        -----------           -----------           -----------           -----------
Total Gross Margin                        1,720,000                20,400             3,424,100               148,900
                                        -----------           -----------           -----------           -----------

Operating expenses:
 Sales and marketing                        395,100                46,300               841,200                81,400
 General and
  administrative                          1,607,000               242,800             3,303,500               842,600
 Royalties                                     --                  30,000                  --                  90,600
 Research and
  development                                14,900                51,700                34,100               132,700
                                        -----------           -----------           -----------           -----------
                                        -----------           -----------           -----------           -----------
Total Operating Exp                       2,017,000               370,800             4,178,800             1,147,300
                                        -----------           -----------           -----------           -----------

Operating Loss                             (297,000)             (350,400)             (754,700)             (998,400)
                                        -----------           -----------           -----------           -----------

Other income/(expense)
 Other Income                                  --                  37,000                  --                  41,500
 Interest income                              4,400                15,500                30,500                42,400
 Interest expense                           (35,300)                 --                (121,300)                 (600)
                                        -----------           -----------           -----------           -----------
                                            (30,900)               52,500               (90,800)               83,300
                                        -----------           -----------           -----------           -----------

Net Loss                                $  (327,900)          $  (297,900)          $  (845,500)          $  (915,100)
                                        ===========           ===========           ===========           ===========

Earnings per share                      $     (0.03)          $     (0.04)          $     (0.09)          $     (0.12)
                                        ===========           ===========           ===========           ===========
Weighted average number
of shares outstanding                     9,791,000             7,637,500             9,579,900             7,534,100
                                        ===========           ===========           ===========           ===========




                                   See Notes to Consolidated Financial Statements.

                                                        4

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine Months Ended June 30
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Cash Flows From Operating Activities:
  Net Loss                                         $  (845,500)     $  (915,100)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                            35,100           77,000
Amortization                                           615,300           39,300
Fair value Common Stock Options                        (23,600)          40,800
Common stock issued for expense                         35,800             --
Gain on disposal of loaner equipment                      --             41,600
Changes in operating assets and
  liabilities, net of effects from
  purchase of businesses:
   Decrease (increase) in:
    Trade receivable                                  (251,900)          52,100
    Inventories                                       (182,000)        (304,100)
    Prepaid expenses                                    59,300          (15,000)
    Other Assets                                         4,900            3,300
   Increase (decrease) in:
    Accounts payable                                  (149,700)         (62,600)
    Accrued expenses                                   157,700             --
    Deferred revenue                                   (18,000)            --
    Accrued royalties                                     --             90,000
                                                   -----------      -----------
Net cash used in operating activities                 (562,600)        (952,700)
                                                   -----------      -----------

Cash Flows From Investing Activities:
  Payment for acquisition of businesses               (598,900)            --
  Additions to patents                                 (10,900)          (9,000)
  Purchase of property and equipment                  (172,800)         (22,200)
  Software Development Costs                          (166,300)            --
  Deposits and other                                      --            (40,000)
                                                   -----------      -----------
Net cash used in investing activities                 (948,900)         (71,200)
                                                   -----------      -----------

Cash Flows From Financing Activities:
  Principal payments on long term debt                 (19,700)            --
  Proceeds from exercise of options to
   purchase common stock                                41,900        1,059,600
  Net proceeds from issuance of
   convertible debenture                               986,300             --
                                                   -----------      -----------
                                                     1,008,500        1,059,600
                                                   -----------      -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                    Nine Months Ended June 30
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Net Increase (Decrease) in Cash and
 Equivalents                                          (503,000)          35,700
Cash and Equivalents beginning of period               836,400          993,200
                                                   -----------      -----------
Cash and Equivalents end of period                 $   333,400      $ 1,028,900
                                                   ===========      ===========

Supplemental disclosures of Cash Flow
   Information:
  Cash paid for interest                           $         0      $       600
                                                   ===========      ===========

Supplemental Schedule of Noncash
   Investing and Financing Activities:

  Common stock issued for acquisition of
   businesses                                      $ 3,410,300             --
  Notes payable for acquisition of
   businesses                                          900,000             --
  Debt issuance costs incurred for
   convertible debenture                               113,700             --
  Debt assumed in business combinations                 67,900             --
  Fair value of warrants issued for debt
   issuance costs                                      120,000             --
  Conversion of debentures to common
   stock                                               220,000             --
  Demonstration equipment transfers from
   inventories                                     $         0      $   102,000


                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1997. The results of operations for the periods ended June 30, 1998 and June 30, 1997 are not necessarily indicative of operating results for the full years.

     In October 1997, the Company completed the acquisition of Computer Age Dentist, Inc. (CADI). In addition, the Company also completed the acquisitions of Information Presentation Systems, Inc. (IPS) in February, 1998 and Command Dental Systems, Inc. (Command) in April 1998. Accordingly, the accompanying statements of operations include the accounts of CADI beginning October 1, 1997, the accounts of IPS beginning February 1, 1998, and the accounts of Command beginning April 1, 1998.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

Note 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At June 30, 1998, MEDY had 1,335,852 of vested common stock options outstanding. Total common stock options outstanding (including both vested and unvested) were 3,885,852 at June 30, 1998.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 4.  INVENTORIES

     Inventories consist of the following at June 30, 1998 and September 30, 1997:

                                                      June 30       September 30
                                                        1998            1997
                                                     ---------       ---------
Raw materials and replacement parts                  $ 816,700       $ 723,900
Finished goods                                         817,100         422,300
Work in progress                                          --           126,000
Allowance for obsolescence                            (611,500)       (556,800)
Less inventory classified as long term                 (32,000)        (32,000)
                                                     ---------       ---------
                                                     $ 990,300       $ 683,400
                                                     =========       =========

At June 30, 1998 medical products inventories have decreased $26,500 while other inventories have increased $333,400 due to the purchases of CADI, IPS, and Command for a net inventory increase of $306,900 or 44.9%. Management continues its efforts to reduce inventory and inventory carrying costs, while maintaining inventory levels needed to meet sales requirements.

NOTE 5. DEFERRED REVENUE

     Deferred revenue represents payments received on deferred maintenance contracts that have not been earned. The amounts are amortized into revenue on a monthly basis using the straight-line method over the life of the contract.

     Costs for maintenance and customer support are charged to expense when the related revenue is recognized or when those costs are incurred, whichever occurs first.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the current fiscal year, MEDY has significantly changed its corporate emphasis. While MEDY is still manufacturing and selling cameras and disposable drapes for use in medical operations, MEDY has greatly expanded its operations and has entered into additional industry segments as a result of acquisitions completed in fiscal 1998. Consequently, as described below, medical cameras have become much less significant to MEDY's operations and financial condition.

     During late fiscal 1996, MEDY had adapted its cameras for use in dental offices and in fiscal 1997 had commenced sales of its cameras for dental applications. To take further advantage of the entry into dental offices, MEDY acquired Computer Aged Dentist, Inc. ("CADI") of Los Angeles, CA in October 1997. CADI has developed a Windows' based dental office practice management software which allows a dental office to integrate patient and financial management information. The acquisition of CADI provided MEDY's entry into both the software sales and software support segments in which MEDY did not previously participate.

     MEDY's largest purchaser of dental cameras was Information Presentation Systems, Inc. ("IPS") of Marietta, GA. In its eight-year history, IPS had become one of the nation's largest suppliers of customized multimedia systems for use in a variety of dental operatory environments. IPS had been involved in the development and marketing of several dental technology products, including intra-oral video cameras, video and computer image storage systems, patient management systems, and digital radiography and micro-abrasion instruments. To take advantage of IPS's significant industry presence and to further integrate the CADI operations with the MEDY dental camera sales, MEDY acquired IPS in February 1998.

     Neither CADI nor IPS had a significant presence in the Upper Midwest/Great Lakes region of the U.S. In April 1998, MEDY acquired Command Dental Systems ("Command") of Farmington Hills, MI which did have a significant sales base in this region for its dental office management software, which are UNIX and ZENIX based systems. Command has an in-house staff of programmers, sales people, installers, trainers, and support technicians with more than 550 clients ranging from small offices to large clinics like the University of Michigan Dental School.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     CADI is now operating the businesses previously operated by IPS and Command, both of which were merged into CADI. As a result of the CADI, IPS, and Command acquisitions, MEDY has integrated the hardware and software necessary to manage a dental practice. Since MEDY's products are all Year 2000 compliant, MEDY is positioned to market CADI's products to a large number of dental practices with MS-DOS and UNIX based software which may not be Y2K compliant. The acquisitions of CADI, IPS, and Command have already resulted in a significant increase in revenues to MEDY and a reduction in operating losses and net losses per share. Because of the costs of the acquisitions and the costs of integrating the operations and administration of these new companies, the acquisitions have temporarily increased negative cash flow and have caused certain working capital shortages. MEDY believes this situation to be temporary because these operations are expected to increase MEDY's revenues further and, as MEDY begins to benefit from the economies of scale, MEDY expects that it will realize improved cash flows from operations, operating profits, and liquidity, although there can no assurances that it will actually be able to do so.

     As discussed in Note 2 to the audited financial statements as of September 30, 1997, (see MEDY's form 10-KSB dated September 30, 1997 and the accompanying audited financial statements), MEDY has suffered recurring losses and negative cash flows from operations. Even though the Company has seen significant sales increases over the last three quarters, MEDY anticipates negative cash flow from operations and net losses to continue through fiscal 1998, ending September 30, 1998.

     Except for historical information contained herein, the statements in this report may be forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties that may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, market competition, risks inherent in MEDY's international operations and the possibility that contemplated acquisitions will not occur. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Financial Condition. (June 30, 1998 as compared to September 30, 1997) During the nine month period ended June 30, 1998, MEDY's net working capital decreased approximately $901,000. Principal changes in the components of net working capital for the fiscal quarter ended June 30, 1998 consist of:

                                        June 30      September 30       W/C
                                          1998           1997          Effect
                                      -----------    -----------    -----------
Cash & Equivalents                    $   383,400    $   886,400    $  (503,000)
Trade Receivables                         836,300        127,500        708,800
Inventories                               990,300        683,400        306,900
Pre-paid Expenses                           8,100         15,700         (7,600)
                                      -----------    -----------    -----------
Current Assets:                         2,218,100      1,713,000        505,100

Accounts Payable                          403,700        297,600       (106,100)
Accrued Expenses                          426,800         72,100       (354,700)
Notes Payable - Related
 Parties - Current Portion                598,600           --         (598,600)
Deferred Revenue                          346,700           --         (346,700)
                                      -----------    -----------    -----------
Current Liabilities                     1,775,800        369,700     (1,406,100)

Working Capital                       $   442,300    $ 1,343,300    $  (901,000)
                                      ===========    ===========    ===========


     The components of the decrease in working capital include negative cash flow from operations of $562,600, payment of the cash portions of the consideration for the acquisitions of Computer Age Dentist, Inc. (CADI) and Information Presentation Systems, Inc. (IPS) of $300,000 and $200,000 respectively, payment of acquisition costs associated with the acquisitions of CADI, IPS, and Command of $98,900, and other capital expenses incurred by MEDY during the nine month period ended June 30, 1998.

     Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $986,300 that MEDY raised from the sale of $1,100,000 of convertible debentures during the first quarter of the current fiscal year. (Please refer to the debenture activity schedule below).

     During June and July 1998 MEDY experienced decreased working capital as it built up inventory and trade receivables and cash flow trailed some months behind. To augment working capital, in July 1998 MEDY raised net proceeds of approximately $1,000,000 from the sale of $1,100,000 of convertible debentures to the same unaffiliated company which had purchased the debentures in October 1997. (Please refer to the debenture schedule below). In addition, MEDY is negotiating a $1,000,000 line of credit (with a different financial institution) based upon eligible accounts receivable (although there can be no assurance that MEDY will be able to obtain the line of credit). Also, there are 1,335,852 vested common stock options outstanding as of August 15, 1998, that if exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


Debenture Activity Schedule:

 Debentures - October 1997                                          $ 1,100,000
 Debenture Conversions                                                 (220,000)
                                                                    -----------
 Debenture Liability - June 30, 1998                                    880,000
                                                                    -----------

Subsequent to June 30, 1998:

 Debenture Conversions                                                 (330,000)
 Debentures - July 1998                                               1,100,000
                                                                    -----------
 Debenture Liability - August 15, 1988                              $ 1,650,000
                                                                    ===========


     The acquisitions of CADI, IPS, and Command, together with the placement of the convertible debentures in 1998 are unique transactions that have no parallel in prior periods. Due to the fundamental requirement for MEDY to achieve positive cash flow from operations and positive net income, MEDY will continue to direct it's efforts toward eliminating or minimizing expenses, reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins such as those now offered by CADI.

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Purchasing procedures are also in place to ensure minimized product costs and to avoid excess inventory levels. The Company also entered into a revised license agreement with Dr. Edwin Adair during fiscal 1997 resulting in reduced patent maintenance and other associated costs as well as eliminating minimum royalty payments.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Although the acquisitions of CADI, IPS, and Command have resulted in (and are expected to continue to generate) significant increases in revenues to MEDY during the current fiscal year, MEDY still anticipates negative cash flow from operations during fiscal 1998. During fiscal 1997 and fiscal 1996, cash flow deficits were funded by employee, officer, and consultant stock option exercises and by equity placements and loans from the Company's chairman. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to increase sales revenues further, and achieve and maintain profitability during fiscal 1999, MEDY may be facing significant working capital shortages in the latter part of fiscal year 1999. There can be no assurance that MEDY will be able to avoid future working capital shortages. If needed, it is not known whether any debt or equity financing will be available on reasonable terms.

     MEDY believes that, following the receipt of the net proceeds from the convertible debentures sold in July 1988, its existing capital resources are sufficient for the remainder of the current fiscal year and into the 1999 fiscal year. MEDY's goal is to become the `Single Source Technology Solution' for dental practices moving into the complex digital/computer age. MEDY completed the acquisition of Command on April 9, 1998, with an effective date of April 1, 1998. Command develops and markets turn-key computer systems for the efficient management of dental practices and has more than 550 clients. For the period ended September 30, 1997, Command Dental Systems, Inc. is estimated to have achieved gross revenues of approximately $1.4 million. MEDY has consolidated Command with it's Computer Age Dentist, Inc. (CADI) subsidiary. Command's existing client base offers a significant opportunity for the cross-selling of CADI's new Windows-based software and other dental technology products. With the purchases of IPS and Command, CADI now offers a comprehensive range of products to the dental industry - practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks, and digital x-ray systems. Management believes that, even after the acquisitions of CADI, IPS and Command, MEDY has sufficient

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


capital resources for the current fiscal year and beyond. If MEDY seeks to complete another acquisition (of which there can be no assurance), MEDY may need additional capital. There can be no assurance that MEDY will attempt another acquisition or that if MEDY needs additional financing, it will be available on reasonable terms, if at all. There are 1,335,852 vested common stock options outstanding as of June 30, 1998, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.50 per share and at August 11, 1998 the price of MEDY's common stock was approximately $2.375. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

     Results of Operations. As previously discussed, MEDY has made significant changes to its operations in fiscal 1998. With the purchases of CADI, IPS, and Command, MEDY has added several new product lines, such as dental practice management software, software support, multi-operatory video/digital networks, and digital x-ray systems. MEDY has also used these purchases to enhance the sales of its dental cameras. These new product lines have greatly increased MEDY's gross profits as these new product lines have greater gross margins than the products MEDY sold prior to the acquisitions.

     Revenue. Medical/Dental sales for the nine months ended June 30, 1998 and 1997 were $2,151,200 and $713,900 respectively, for an increase of $1,437,300 or 201.3%. Medical/Dental sales for the three months ended June 30, 1998 and 1997 were $1,108,600 and $225,600 respectively, for an increase of $883,000 or 391.4%. The increase in sales was due to MEDY's sale of dental related computer hardware, multi-operatory video/digital networks, and digital x-ray systems (`hardware'), which are new product lines resulting from the acquisition of IPS. There were no sales of dental related hardware during the comparable periods of fiscal 1997.

     Software sales were $2,114,600 for the nine months ended June 30, 1998 and $949,600 for the three months ended June 30, 1998. Software Support sales were $1,196,500 for the nine months ended June 30, 1998 and $557,100 for the three months ended June 30, 1998. All of these sales were attributable to CADI (as an integrated subsidiary - CADI, IPS & Command), therefore, there were no software or software support sales during the comparable periods of fiscal 1997.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Total sales attributable to CADI (as an integrated subsidiary), both hardware and software related, for the nine months ended June 30, 1998 were $4,395,700 or 80.5% of MEDY's total sales. Total sales attributable to CADI, both hardware and software related, for the three months ended June 30, 1998 were $2,198,700 or 84.1% of MEDY's total sales.

     MEDY believes that profit from these activities will improve as MEDY's general and administrative expenses are consolidated and it's operations become more efficient. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).

Please refer to the schedules below for a summary of revenues.

                                      Nine Months Ended       Nine Months Ended
                                  ----------------------------------------------
                                    June 30,    Percent      June 30,   Percent
                                      1998     of Sales        1997     of Sales
                                   ---------------------------------------------

Medical/Dental Sales               $2,151,200     100.0%     $713,900     100.0%
COGS - Medical/Dental               1,533,300      71.3%      582,600      81.6%
Gross Profit - Med/Dental             617,900      28.7%      131,300      18.4%

Software Sales                      2,114,600     100.0%            0        N/A
COGS - Software                       309,200      14.6%            0        N/A
Gross Profit - Software             1,805,400      85.4%            0        N/A

Software Support Sales              1,196,500     100.0%            0        N/A
COGS - Software Support               222,700      18.6%            0        N/A
Gross Profit - Software Support       973,800      81.4%            0        N/A

Total Sales                        $5,462,300     100.0%     $713,900     100.0%
Total COGS                          2,065,200      37.8%      582,600      81.6%
Total Gross Profit                  3,397,100      62.2%      131,300      18.4%

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

                                        Quarter Ended          Quarter Ended
                                  ----------------------------------------------
                                     June 30,     Percent    June 30,    Percent
                                       1998      of Sales      1997     of Sales
                                   ---------------------------------------------

Medical/Dental Sales               $1,108,600     100.0%     $225,600     100.0%
COGS - Medical/Dental                 731,200      66.0%      210,500      93.3%
Gross Profit - Med/Dental             377,400      34.0%       15,100       6.7%

Software Sales                        949,600     100.0%            0        N/A
COGS - Software                       107,500      11.3%            0        N/A
Gross Profit - Software               842,100      88.7%            0        N/A

Software Support Sales                557,100     100.0%            0        N/A
COGS - Software Support                74,200      13.3%            0        N/A
Gross Profit - Software Support       482,900      86.7%            0        N/A

Total Sales                        $2,615,300     100.0%     $225,600     100.0%
Total COGS                            912,900      34.9%      210,500      93.3%
Total Gross Profit                  1,702,400      65.1%       15,100       6.7%



     Cost of Sales. Cost of sales for Medical/Dental products for the nine months ended June 30, 1998 and 1997 as a percent of gross Medical/Dental sales were 71.3% and 81.6%, resulting in gross margin percentages of 28.7% and 18.4%, respectively. Cost of sales for Medical/Dental products for the three months ended June 30, 1998 and 1997 as a percent of gross Medical/Dental sales were 66.0% and 93.3%, resulting in gross margin percentages of 34.0% and 6.7%, respectively. The cost of sales percentages of Medical/Dental products for the nine months ended June 30, 1998 and 1997 show a 10.3% positive variance due to lower margin medical product sales in 1997 having been replaced by higher margin dental related hardware sales in 1998. The cost of sales percentage drop of 27.3% for the quarter is due to the product mix of higher margin dental related hardware sales versus lower margin dental camera sales.

     Cost of sales of Software for the nine and three month periods ended June 30, 1998, as a percent of gross software sales, were 14.6% and 11.3%, resulting in gross margin percentages of 85.4% and 88.7%, respectively. Capitalized software development costs were reduced in the second quarter of Fiscal 1998 to reflect a more conservative approach to the book valuation of the asset.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Cost of sales for Software Support, the only component of which is the amortization expense of technical support contracts, remains flat as a dollar amount but will fluctuate as a percentage of gross software support sales as support revenue increases or decreases. Cost of sales of software support sales for the nine and three month periods ended June 30, 1998 as a percent of gross software support sales were 18.6% and 13.3%, resulting in gross margin percentages of 81.4% and 86.7%, respectively.

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the nine month period ended June 30, 1998 and 1997 were approximately $4,144,700 and $924,000, respectively for an increase of $3,220,700 or 348.6%. The acquisitions of CADI, IPS, and Command and their related expense streams, as well as their depreciation and amortization, account for $3,238,800 of the total S,G&A expenses. S,G&A expenses for the quarter ended June 30, 1998 and 1997 were approximately $2,002,100 and $289,100, respectively, for an increase of $1,713,000 or 592.5%. The acquisitions of CADI, IPS, and Command and their related expense streams, as well as their depreciation and amortization, also accounted for the majority of this increase.

     Research and Development Costs (R&D). For the nine months ended June 30, 1998 and 1997 R & D expenses were $34,100 and $132,700 respectively, for a decrease of $98,600 or 74.3%. For the quarter ended June 30, 1998 and 1997, R & D expenses were $14,900 and $51,700 respectively, for a decrease of $36,800 or 71.2%. The Company's policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R&D costs. Software development costs are capitalized then amortized to costs of sales. Software development costs for the nine months ended June 30, 1998 were $166,300. For the quarter ended June 30, 1998, software development costs were $86,900.

     Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the three months ended June 30, 1998 and 1997 was $4,400 and $15,500, respectively. Interest income for the nine months ended June 30, 1998 and 1997 was $30,500 and $42,400 respectively.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Interest expense for the nine months ended June 30, 1998 totaled $121,300. The components of interest expense for the nine months ended June 30, 1998 are: interest of $28,900 on notes payable to related parties, interest on the convertible debentures of $55,600, and $36,800 of interest on debt issuance costs.

                           PART II - OTHER INFORMATION


Item 5. Other Information.

     None


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          3. Articles of Amendment to Articles of Incorporation, effective July 22, 1998

          27.  Financial data schedule.

     (b) Reports:

          Form 8-K dated July 31, 1998, reporting an event under Item 5 (the July 1998 convertible debenture financing)

          Form 8-K dated April 9, 1998, reporting an event under Item 2 (the acquisition of Command) Form 8-K dated February 6, 1998, reporting an event under Item 2 (the acquisition of IPS) Form 8-K dated January 5, 1998, reporting an event under Item 5 (a letter of intent to acquire
          IPS)

          Form 8-K dated October 23, 1997, and amendment thereto reporting an event under Item 2 (the acquisition of CADI) and Item 5 (the October 1997 convertible debenture financing)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1998                            /s/ Van A. Horsley
                                                 -------------------------------
                                                 Van A. Horsley, President,
                                                 Principal Executive Officer,
                                                 and Principal Financial Officer