Form 10KSB
period 1998-09-30
MEDICAL DYNAMICS INC
filed 1999-01-13
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-8632

                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                            84-0631765
-------------------------------                         ---------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)

         99 Inverness Drive East
           Englewood, Colorado                                   80112
---------------------------------------                         --------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[XX]

     The issuer's revenues for its most recent fiscal year were $7,846,700.


The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 15, 1998 was approximately $22,615,195.


Class                                       Outstanding at December 15 , 1998
-----                                       ---------------------------------

Common Stock                                       10,301,667 shares

     Documents incorporated by reference: None

                             MEDICAL DYNAMICS, INC.

                                   FORM 10-KSB

                                     PART I

Item 1.  Business.
         --------

     (a) Business Development
         --------------------

     Medical Dynamics, Inc., a Colorado corporation ( NASDAQ Small Cap - MEDY) incorporated in March 1971 ("MEDY" or the "Company"), is engaged in the design, development, manufacture and marketing of dental intra oral cameras, disposable products for the dental and medical professions, and practice management products for the dental profession. MEDY's principal products are small color dental intra oral camera systems for use in patient diagnosis and education, practice management software, multi-operatory imaging systems, patient education systems, digital x-ray systems and a wide variety of ancillary products utilized by the dental profession. MEDY has been manufacturing some form of medical or dental cameras since August of 1981.

     During fiscal 1998, MEDY changed its business focus significantly through three acquisitions.

     Effective October 1, 1997 MEDY acquired 100% of the outstanding capital stock Computer Age Dentist, Inc. (CADI), a California corporation based in Los Angeles, California. CADI is engaged in the development and sale of Practice Management Software and related electronic services to the dental industry.

     Effective on February 1, 1998, CADI merged with Information Presentation Systems, Inc. (IPS) of Marietta, Georgia. IPS is an eight year old company supplying customized multimedia systems for use in a variety of dental operatory environments. IPS's product line included the sales of MEDY's intra oral camera, video and computer image storage systems, patient management systems, digital radiography and micro-abrasion instruments.

     Effective April 1, 1998, CADI purchased 100% of the outstanding common stock of Command Dental Systems, Inc. of Farmington Hills, Michigan. Command's primary business is the development, marketing and installation of dental practice management systems. Command has an in house staff of programmers, sales professionals, installers, trainers, and support technicians along with 550 clients ranging from small dental offices to large clinics.

     As a result of the acquisitions, MEDY is now operating through CADI, and CADI is operating the businesses previously operated by IPS and Command, both of which were merged into CADI. As a result of the CADI, IPS and Command acquisitions, MEDY has integrated the hardware and software necessary to manage a dental practice. Since MEDY and CADI's products being offered for sale are all

Year 2000 (Y2k) compliant, MEDY intends to market CADI's products to the dental practices with MS-DOS and UNIX based software that may not be Y2K compliant. MEDY has one inactive subsidiary, MedPacific Corporation, a Washington state corporation. MEDY's principal executive offices and manufacturing facilities are at 99 Inverness Drive East, Englewood, Colorado, 80112. Its telephone number at that address is (303) 790-2990.

     During the fiscal year ended September 30, 1998, MEDY was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, MEDY did not dispose of any material amounts of its assets other than in the ordinary course of its business.

     During the fiscal year 1995 MEDY entered into a distribution agreement with Micro-Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and 100% wholly-owned by MEDYs Chairman. MMD manufactures and sells minimal quantities of various medical products to MEDY. See Item 12 - "Certain Relationships and Related Transactions, Distribution Agreement."

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations. This raises substantial doubt about the Company's ability to continue as a going concern. During fiscal 1998, MEDY sold convertible debentures to The Tailwind Fund, Ltd., an unaffiliated entity, pursuant to Regulation D. MEDY sold convertible debentures in the amount of $1,100,000 on October 31, 1997, $1,100,000 on July 31, 1998 and $400,000 subsequent to fiscal year end on November 16, 1998. Management's further plans in regard to these matters are also described in Note 2 and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b) Business of the Issuer
     --------------------------

     As a result of the acquisition of CADI, IPS and Command during fiscal 1998 MEDY has two principal business segments:

     (i) The design, development, manufacture and marketing of medical cameras and related disposable products for the medical markets ("The Medical Products Segment"). These products are used in surgical, diagnostic, research and teaching applications by physicians and other health care professionals and has historically been the business of MEDY.

     (ii) The design, development, manufacture and marketing of dental intra oral cameras, practice management software, related electronic services and other technology products to be integrated into those software systems("The Dental Products Segment"). MEDY entered this business segment as a result of its acquisition of CADI, IPS and Command.

The Medical Products Segment

     During the current fiscal year, MEDY has significantly changed its corporate emphasis. While MEDY is still outsourcing manufacturing of disposable drapes for use in medical operations, MEDY has greatly expanded its operations and has entered into the dental product segment as a result of acquisitions completed in fiscal 1998. Consequently, as described below, medical cameras and other medical products have become insignificant to MEDY's operations and financial condition as a whole. Annual sales of Medical Products (including ancillary camera equipment and related disposable products) in fiscal years ending 1997 and 1998 were $297,900 (30%)and $271,800 (3%), respectively. The principal reasons why medical sales volumes have declined over the past years are fluctuating OEM revenue, the limited product line previously offered by MEDY, a limited amount of capital available to promote the products through successful marketing efforts and distribution channels and the consolidation of hospitals coupled with less influence over buying decisions by physicians. Such limitations have proven detrimental to the ongoing medical product operations of MEDY to date. MEDY's medical cameras and other products are fully Y2K compliant. If the Medical Products segment does not become more significant in the future, MEDY will cease accounting for it as a separate segment.

Distribution Methods. MEDY's medical products are sold principally to physicians and hospitals, either directly or through one of MEDY's independent sales representatives.

Inventory and Raw Materials. With the decreased sales volumes generated by the Medical Products segment, MEDY's inventory requirements for this segment are an insignificant percentage of total inventory held.

Government Regulation. The requirements of the FDA regarding the manufacture and sale of Medical Products continues regardless of sales volumes. MEDY's requirements under those regulations are described in detail below in the Dental segment.

CMOS Imaging Chips. MEDY is also currently exploring the development of a Complementary Metal Oxide Sensor (CMOS) imaging chip for its medical and dental cameras and endoscopes which, if successful, is expected to reduce component costs from $700 to less than $50 per unit and allow MEDY's reentry into the endoscopic capital equipment market. Low cost CMOS imaging chips coupled with MEDY's "Rotatable Chip" technology would allow MEDY to create disposable electronic endoscopes or cameras for the medical and dental markets at a substantially lower transfer price to the market, while at the same time maintaining gross margins and raising unit volume. MEDY acquired the "Rotatable Chip" technology in 1993 via a non exclusive license agreement, expiring June 30, 2009, from a non affiliated company, High Tech Medical Instrumentation, Inc. on U.S. Patent No. 4,858,001 entitled Modular Endoscopic Apparatus With Image Rotation. The license agreement was obtained by payment of $10,000 and issuance of 30,000 shares of the Company's restricted common stock along with the obligation to pay 2% royalties on any products sold. To date, royalties paid to HTMI have been less than $1,000 during the term of the agreement. Depending on the availability of CMOS imaging chips, and continuing research and development, these devices could be ready for market during calendar 1999, although there can be no assurance of that fact.


The Dental Products Segment

     During fiscal years 1996 and 1997 MEDY applied it's surgical camera expertise to the development of intra oral dental cameras for use as a diagnostic and patient education tool for the dental profession. MEDY believes that the True Vision(TM) and CadCam family of cameras it has created represents the state-of-the-art for this camera technology, with high resolution surgical camera picture quality coupled with competitive pricing. MEDY believes that its products are in compliance with applicable governmental regulations, if any, in the United States and in other countries in which such products are sold. MEDY's dental cameras and accessories are fully Y2k compliant.

Existing Products and New Products. MEDY's principal dental products and their markets, and new products which are under development, are as follows. MEDY's intraoral dental camera and multi-operatory video systems, practice management software and hardware, third party software, digital x-ray systems and patient education systems are primarily sold through CADI's direct sales force. To a lesser extent, the intra oral camera is sold through a select dealer distribution network or on an OEM distributor basis. MEDY has engaged in marketing and advertising its products at dental conventions and through direct sales representatives or a distributor network. During the years ended September 30, 1998 and 1997, MEDY spent $2,078,900 and $144,600, respectively, on sales promotions, conventions and advertising expenses relating to its dental products.

True Vision 2(TM) and CadCam Intra Oral Dental Camera. MEDY currently manufactures and markets dental intra oral cameras which are designed for most common dental applications. These camera models contain a high performance video sensor coupled with a 1/4" lens and camera system which management believes provides superior high resolution picture quality compared to other cameras used in the dental profession. The cameras' state-of-the-art technology consists of easy angle, high resolution viewing, a single lens format providing anatomically correct images, and the smallest and lightest hand piece available on the market today. Production and sales of these cameras began in September of 1996. Sales of these cameras increased from $684,900 in fiscal 1997 to $1,040,000 in fiscal 1998. The principal market for the True Vision and CadCam cameras are dentists.

Intra Oral Dental Cameras incorporating CMOS imaging chips. Due to the lower costs of the CMOS imaging chips discussed above, MEDY is pursuing this project as a way in which to substantially lower the cost of the Intra Oral Camera to the market. The time frame for potential introduction to the market is calendar 1999, although the Company's ability to meet this time frame is dependant on a number of factors, such as identification of suppliers of CMOS chips and the design and development of a new intra oral camera incorporating the CMOS technology, some of which are beyond the Company's control and no assurance of the Company meeting that time frame can be given.

Practice Management Software. With its October 1997 purchase of Computer Age Dentist, Inc. (CADI), and the subsequent acquisitions of IPS and Command, MEDY now offers software for the dental office that provides patient scheduling, patient education, graphical charting, image capture, word processing, accounting, camera and digital x-ray integration, and insurance benefits database. In addition to its own brand of intra oral camera integrated with multi operatory video systems, the Company also offers third party products that it resells and integrates with the practice management software it sells. These products consist of computer hardware, digital x-ray systems, image capture software and patient education systems.

     The software allows the scheduling of patients and dental professionals, and ties scheduled patients directly to their dental records; integrates with all intra oral dental cameras, allowing the dentist to include intra-oral pictures directly on the patient's computerized chart; provides for computer based charting and digitized x-rays to be automatically attached to the patient's chart for easy viewing and printing; integrates the patient's chart directly with word processor, spreadsheet, and database functions, allowing the dentist and his or her staff to create correspondence, charts, and reports based on the patient's information; and provides the ability to submit claims to insurance companies electronically, tracks laboratory requests and results, and many other services useful to the modern dental office.

     CADI's current product is a Windows 95/98/NT based application and is a flexible open architecture design and can be used either through a computer keyboard, mouse, or light pen. Charts, reports, statements, x-rays, and pictures can be printed on plain paper laser printers. This product is fully Y2k compliant.

No Principal Customers. CADI has over 4,500 customer installations throughout the United States serving in excess of 7,000 dental professionals and, therefore, it is not dependent on sales to any principal customer.

Inventory and Raw Materials Requirements. In the intra oral camera product category, MEDY is required to carry significant quantities of raw material inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of raw materials from suppliers. The finished goods segment of intra oral cameras is much less significant due to the Company's efforts to produce only sufficient quantities of finished goods to satisfy one current months demand for product. In cases where CADI provides the dental office with the computer hardware to support its software applications, the Company is required to inventory those computer hardware components. Currently the inventory is ordered on a "just in time basis" and is only ordered on a custom basis for each sales order received. As sales revenues increase, the inventory component required will increase proportionately..

     MEDY is able to obtain the raw materials for its camera products from a large number of suppliers. MEDY does not believe that it is dependent on any single supplier for its raw materials. For a number of years, MEDY had purchased cameras exclusively from Panasonic Industrial Company - Audio Video Systems Group ("Panasonic"). Although Panasonic is still the primary supplier of cameras, MEDY now procures cameras from additional sources without sacrificing product or picture quality.

Distribution Methods. Distribution for CADI's software, intra oral camera and related third party products is conducted with direct sales professionals employed by the Company. The Windows 95/98/NT based multi-user product sells for approximately $7,000 each. Upgrades to CADI's most recent CadWin product are provided to customers at no charge provided the customer is under a technical support contract. Activities by CADI, IPS and Command Dental during the period before their fiscal 1998 acquisition by MEDY are useful in understanding MEDY's proposed distribution methods.

     In CADI's previous fiscal year ended September 30, 1997, prior to its acquisition by MEDY, it had approximately $2.9 million of revenue.

     In IPS's previous fiscal year ended December 31, 1997, prior to its acquisition by MEDY, it had approximately $3 million of revenue.

     In Command Dental's previous fiscal year ended September 30, 1997, prior to its acquisition by MEDY, it had approximately $1.4 million of revenue.

     It is Management's intention to increase those revenues over time with the addition of capital for future R&D, marketing, additional acquisitions of companies in similar businesses and an expanded national sales and distribution system. It is Management's intention to pursue all of those strategies in attempting to profitably grow that business, but no assurances can be made as to the success of that effort. Utilizing the previous years sales of each of those acquisitions taken from the point in time of their acquisition and applying the commensurate percentage of the year in which they contributed to total revenue in fiscal 1998, totals approximately $5.6 million in aggregate sales revenue. With total sales of $7.6 million exclusive of medical products in fiscal 1998, then the combined entities generated an approximate internal growth rate of 36%.

Competition. Principal competitors in the dental camera field are Patterson Dental, Dentsply and Dental/Medical Diagnostic Systems. Principal competitors in the dental software business are Dentrix, Softdent and Practice Works. In addition, there are a large number of small companies which offer dental practice management software and related electronic services of their own design. MEDY believes that CADI's software is among the more highly integrated and easier to use software available to the dental office. Management believes CADI's software and related hardware products are equitably priced in comparison to that of its primary competitors which offer similar features. Furthermore, the software offered by some smaller competitors may not be Y2k compliant, whereas the dental practice management software offered by CADI is believed to be fully Y2k compliant.

Research and Development. During the fiscal years ended September 30, 1998 and 1997, MEDY spent approximately $46,700 and $200,300, respectively, on company-sponsored research and development activities related primarily to the dental intra oral camera product line. CADI is continually seeking to improve its dental practice management software and related electronic services. The software industry is characterized by continual changes and improvements and, in some cases, startling new designs (such as the changes from DOS-based applications to Windows, and from Windows 3.1 to Windows 95). CADI must keep its software current for new versions of software being published by third parties, as well as maintain existing software which may be running on older computers. CADI has spent approximately $268,200 on research and development, in the form of programming salaries in the fiscal year ended September 30, 1998.

Warranty. MEDY's medical and dental cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Defects or malfunctions are corrected by MEDY at MEDY's cost, if the applicable conditions to the warranty are satisfied. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. MEDY estimates future warranty costs and records the estimated cost into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve for medical and dental camers at fiscal year end September 30, 1998 and 1997 was $31,000 and $11,000, respectively.

Government Regulation. The United States Food and Drug Administration (the "FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States, including the medical and dental products manufactured by MEDY.

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

     MEDY's facilities and records are subject to periodic unannounced inspections by the FDA for compliance with the applicable FDA regulations. The FDA may issue reports or citations where the manufacturer has failed to comply with all appropriate regulations and procedures. If the FDA finds a manufacturer not to be in such compliance, the FDA may prohibit a manufacturer from selling the products for which the manufacturer is not in compliance, until such time as the manufacturer complies with the applicable FDA regulations with respect to those products. Compliance with the provisions of the Act and the FDA's regulations is time consuming and expensive due to the extensive record keeping required. MEDY currently has only two products, the dental intra oral camera and CamWrap that fall under the purview of the FDA regulations. With the shift in the Company's focus to non regulated products, the percentage of revenue from FDA regulated products will continue to become less significant.

MEDY's last inspection by the FDA was in December 1997. While some adverse practices/conditions were observed during the inspection, according to the FDA, they did not warrant consideration of any regulatory follow-up by the agency at that time.

     There is no governmental regulation which impacts the development and sale of CADI's dental practice management software. Because the dental industry is so dependent on government and private insurance company oversight, however, it is important for the CADI software to be able to allow dentists and their offices to show compliance with governing rules and regulations. Consequently, CADI has developed its dental practice management software to allow dentists and dental offices to maintain accountability in accordance with these requirements.

Other Information

Principal Customers. MEDY had no customer who contributed 10% or more of total revenues during the fiscal year ended September 30, 1998 and one who contributed more than 10% in the 1997 fiscal year. Gross billings to Information Presentation Systems, Inc.(IPS) of Marietta, GA. during the 1997 fiscal year was $599,500 or 61% of Company's revenues. IPS markets and installs dental intra oral cameras, multi operatory image systems, digital x-ray systems and other related dental products. MEDY (through CADI) acquired IPS in February 1998 and, therefore, IPS is no longer a significant customer of MEDY.

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

     In addition to the above referenced patents, the following patents are also licensed to MEDY from its Chairman:

TITLE                                           ISSUE DATE       PATENT NUMBER
--------------------------------------------- ---------------- -----------------
"Laser Endoscope"                                 5/20/86          4,589,404
"Laser Endoscope" (Divisional)                    6/28/88          4,754,328
"Endoscope with Removable Eyepiece"               4/12/88          4,736,733
"Gas Insufflation Needle with Instrument
Port" (Adair Veress Needle)                       9/26/89          4,869,717
"Rigid Video Endoscope with Heat
Sterilizable Sheath" (EVL and lap-Wrap)           11/7/89          4,878,485
Reissue                                           3/24/92          RE 33,854
"Deformable and Removable sheath for
Optical Catheter"                                 3/30/93          5,197,457
"Deflectable Sheath for Optical Catheter"         6/30/92          5,125,395
"Heat Sterilizable Electronic Video
Endoscope" (Autoclavable EVL)                     2/23/93          5,188,094
Steerable sheath for Use With Selected
Removable Optical Catheter"                       7/5/94           5,325,845
"Imaging Tissue or Stone Removal Basket"          5/17/94          5,311,858
"Stereoscopic Endoscope" (3-D EVL)                1/17/95          5,381,784
"Stereoscopic Endoscope With Miniaturized
  Electronic Imaging Chip"                        2/27/96          5,494,483
"Miniaturized Electronic Imaging Chip"
  (For Reduced Diameter Electronic
  Endoscopes)                                     2/27/96          5,495,114

The Bayne Pap Brush(TM) is subject to United States Patents No. 4,762,133, 4,754,764 and 4,873,992 expiring August 9, 2005 through October 17, 2006. Dr. Bayne, a director of MEDY, assigned these patents to MEDY and is entitled to receive a royalty of two percent of net sales of the product after recovery of certain expenses. No royalties have been accrued or paid to Dr. Bayne on this product, and MEDY is no longer marketing this product.

Trademarks. MEDY is also the holder of United States Trademarks, registration numbers 1,299,413, 1,299,414, 1,719,664, and 2,111,413 which relate to the name
"Medical Dynamics", the corporate logo of MEDY, the Adair/Veress Needle, and True Vision, respectively. The trademarks are granted for a term of 20 years and expire on those terms beginning October 8, 2004, and if still in use at that time may be renewed for successive 20-year periods by application. In addition, MEDY claims rights in numerous unregistered trademarks which it uses in interstate commerce, and which are subject only to common law protection. Additionally, MEDY holds trademark registration number 1,282,319 which relates to the name "MedPacific Corporation" and its corporate logo. This Trademark was renewed for a 20 year term in June 1990. CADI holds United States Trademark, registration numbers 2,034,684 and 1,930,685 which relate to the name "Computer Age Dentist" and "O.M.S. Plus", respectively, and were registered on February 4, 1987 and October 31, 1995, respectively.

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

Employees. At December 9, 1998, MEDY (not including CADI) employed 13 persons, including 4 persons engaged in general administration, and 9 persons engaged in production, distribution, and customer service of MEDY's products. At that date, CADI employed approximately 120 people in sales, training, installation, customer service, and administrative functions. These employees are based in CADI's offices in Los Angeles, California, Marietta, Georgia, and Farmington
Hills, Michigan as well as salespeople located in the territories they represent.

Item 2. Description of Property.

     MEDY leases 18,358 square feet of space at $13,845 per month at 99 Inverness Drive East, Englewood, Colorado, where its principal executive offices are located and its business activities, including research, assembly, storage and customer service, are conducted. MEDY has used the bulk of these facilities since 1981. This lease has been renewed on only 11,085 square feet through December 31, 2000 at a base rental rate (during 1999) of $7,390 per month. MEDY also pays certain maintenance, insurance, common area and other expenses with respect to the property to the extent that the lessor's costs for such items exceed a specified amount. MEDY pays any increases in property taxes due to improvements on the property and pays for utilities.

     Computer Age Dentist, Inc. leases 5,002 square feet of office space in Los Angeles, California at 11300 W. Olympic, Suite 600. The lease runs for five years from November, 1997 to October, 2002 at a rate of $9,003.60 per month which includes parking, operating costs and property taxes. CADI also leases 1600 square feet in Orange County, California, at $880 per month from August 1998 through August of 1999, 3,610 square feet in Marietta, Georgia at $1,952 per month, from June 1, 1997 through May 31, 2000, and 3,480 square feet in Farmington Hills, Michigan at $5,800 per month from April 1, 1998 through March 31, 2003.

Item 3.  Legal Proceedings.

     There are no material pending legal or regulatory proceedings against MEDY or CADI, and neither is aware of any that are known to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders.

     MEDY has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) Market Information
     ----------------------

     For more than the past twenty years, MEDY's common stock has been publicly traded under the symbol "MEDY" on the Nasdaq SmallCap Market which is operated by the National Association of Securities Dealers, Inc. The Nasdaq SmalCap Market is one of two distinct market tiers comprising the Nasdaq Stock Market which is a highly regulated electronic services market utilizing a sophisticated computer and telecommunications network, Market participants comprise competing Market Makers, independent dealers who commit capital to stocks and compete with each other for orders, and Electronic Communications Networks, trading systems recently integrated into Nasdaq which bring additional orders into the market. The market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotations dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen based negotiations of transactions, online comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers.

     The quotations shown below were compiled by MEDY from monthly statistical reports supplied by NASD. All quotes represent inter-dealer quotations, without retail markup, mark-down or commission and may not necessarily represent actual transactions in common stock.

                                     High Bid                   Low Bid
                               ---------------------     -----------------------
Fiscal Year Ended
September 30, 1997

First Quarter                        $  4.63                    $ 2.89
Second Quarter                          4.94                      2.19
Third Quarter                           3.19                      1.81
Fourth Quarter                          3.31                      2.28

Fiscal Year Ended
September 30, 1998

First Quarter                        $  3.94                    $ 2.13
Second Quarter                          3.50                      3.06
Third Quarter                           3.00                      2.13
Fourth Quarter                          3.00                      2.00

     (b) Holders
     -----------

The number of record holders of the Common Stock, as of September 30, 1998, was approximately 12,500 not including an unknown number of beneficial holders in street name.

     (c) Dividends
     -------------

     (c)(1) Payment of Dividends.

     Because of its need to retain its cash for operations and the lack of a positive cash flow, MEDY has never paid a dividend with respect to its common stock and does not intend to pay such a dividend in the foreseeable future.

     (c)(2) Restrictions on the payment of dividends.

     There are contractual restrictions on the Company's present or future ability to pay dividends in MEDY's Convertible Debenture Agreement with The Tailwind Fund, Ltd. and in MEDY's loan agreement with its lender, Norwest Business Credit, Inc.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report on form 10-KSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY, the ability to increase distribution of MEDY's products, integration of new businesses MEDY has acquired during the 1998 fiscal year, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks are described in this Item 6, and also in Item 1 and Part III of this form 10-K. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages. Unless the Company can obtain additional debt or raise additional equity, this raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in this item 6 and also in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The 1998 financial statements reflect the revaluation of the common stock issued as consideration for the three acquisitions that were completed in fiscal 1998. The impact of this revaluation was to increase software development costs by $513,510 and goodwill by $1,552,038, resulting in an increase in stockholders' equity of $2,065,548. The revaluation also increased the fiscal 1998 net loss by $166,843 due to higher amortization expense. The valuation of the common stock reflected in the Company's 1998 interim statements was based upon the report of an independent valuation expert. However, based upon comments recently received from the Securities and Exchange Commission, the value of the shares issued in each of the acquisitions was increased. By January 15, 1999, the Company intends to amend its 1998 interim financial statements to reflect the impact of the revaluation.

Liquidity and Capital Resources.
--------------------------------
     During the fiscal year ended September 30, 1998, the Registrant's current ratio declined to 1.2 as compared to 4.6 at September 30, 1997. Net working capital decreased from $1,343,300 September 30, 1997 to $448,900 at September 30, 1998. Likewise, the company's cash balances decreased from $836,400 at September 30, 1997 to $553,100 at September 30, 1998.

     Principal changes in the components of net working capital for the fiscal year ended September 30, 1998 as compared to fiscal year ended September 30, 1997 consist of:


                                                        1998                    1997               W/C Effect
                                                        ----                    ----               ----------
Cash and Cash Equivalents                           $   603,100            $   886,400            $  (283,300)
Trade Receivables                                       879,400                127,500                751,900
Inventories                                             879,600                683,400                196,200
Pre-paid Expenses                                        24,800                 15,700                  9,100
                                                    -----------            -----------            -----------

   Current Assets:                                    2,386,900              1,713,000                673,900

Current Maturities of  Notes Payable                    546,100                   --                  546,100
Current Maturities of Capital Leases                     40,000                   --                   40,000
Accounts Payable                                        565,800                297,600                268,200
Accrued Expenses                                        385,000                 61,100                354,900
Unearned Revenue                                        370,100                   --                  370,100
Warranty Reserves                                        31,000                 11,000                 20,000
                                                    -----------            -----------            -----------
   Current Liabilities:                               1,938,000                369,700              1,568,300

Working Capital:                                    $   448,900            $ 1,343,300            $  (894,400)
                                                    ===========            ===========            ===========


     The principal reason for the significant decrease in working capital during 1998 include negative cash flows from operating activities of $1,239,000, payment of the cash portions of the consideration for the acquisitions of Computer Age Dentist, Inc. (CADI) and Information Presentation Systems, Inc.
(IPS) of $300,000 and $200,000 respectively, and payment of acquisition costs associated with the acquisitions of CADI, IPS, and Command of $122,600. Short and long term debt was also incurred in the acquisition of CADI and Command, resulting in an increase in current maturities of Notes Payable of $546,100. During the fiscal year ended September 30, 1998 the company also incurred capital expenditures of $238,100 for additional software development activities and $266,600 for property and equipment.

     During the fiscal year ended September 30, 1998 MEDY also experienced decreased working capital as it built up inventory and trade receivables, since cash receipts from MEDY's increased sales activities trailed some months behind. In addition to debt incurred to finance acquisitions in fiscal 1998, the Company also entered into a capital lease financing arrangement that provided $87,600 of cash. During fiscal 1998, the company made principal payments on debt totaling $52,600.

Tailwind Convertible Debentures.
--------------------------------

     Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $1,989,300 received from the sale of $2,200,000 of convertible debentures. (Subsequent to fiscal year end on November16, 1998 an additional $400,000 of convertible debentures were sold to the same unaffiliated company.) During the year ended September 30, 1998, the holder of the outstanding debentures elected to convert $660,000 of the debentures to common stock, resulting in an outstanding principal balance on debentures (excluding discount) of $1,540,000 at the fiscal year ended September 30, 1998. In each case, the debentures contain a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. Terms of the three series of debentures purchased by Tailwind during and after fiscal 1998 are as follows:

The Tailwind Fund, LTD. #1. $1,100,000, 8% Convertible Debentures issued pursuant to Regulation D.
Dated October 31, 1997, due October 31, 2000. As of October 31, 1998 all of these debentures, and the related accrued interest, have been converted into a total of 585,270 shares of MEDY common stock (including debentures for $440,000 which was converted after fiscal year end). The debenture holder was also issued warrants to purchase 84,615 shares of MEDY common stock at an exercise price of $3.375 per share.

The Taillwind Fund, LTD. #2. $1,100,000, 8% Convertible Debentures issued pursuant to Regulation D.
Dated July 31, 1997, due July 31, 2002. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option.
Interest payable in cash or MEDY common stock at Company's option on each 5th day of January and July during the term.
Debenture is convertible into MEDY common stock in increments of one third of the total on November 30, 1998, January 30, and March 31, 1999 respectively. Debenture is convertible into MEDY common stock at 100% of the "Market Price" on the date of conversion which is defined as "the average of the two low closing bid prices of the Company's stock during the previous 60 trading days", not to exceed the "Ceiling Price" defined as 105% of the average closing bid price of the Common Stock for the twenty trading days prior to the effective date of the registration statement. That "Ceiling Price" shall be adjusted effective upon the second anniversary of the Purchase Agreement to 105% of the Market Price on such date, if such adjustment would result in a lower price, but in no event shall the Ceiling Price be adjusted to an amount less than $2.25.
Debenture holder was issued warrants to purchase 110,000 shares of MEDY common stock at an exercise price of $2.58.

The Company was required to file a Registration Statement with the SEC within 30 days of the Closing Date and obtain effectiveness within 120 days of the Closing Date (the Registration Date). The Registration Statement has been filed, but effectiveness has not been obtained within the prescribed time period. The SEC has selected this registration statement for a full review and the Company is in the process of providing the SEC with all of their requested information (including this 10-KSB document) and continuing to seek approval. The Company is potentially liable for penalties in the amount of 2% of the aggregate principal amount of the debenture for each month or portion thereof following the Registration Date during which the registration is not effective. As of December 29, that penalty would be in the approximate amount of $22,000. Among other covenants within the convertible debenture the Company has agreed to: maintain a sufficient number of authorized shares to effect the conversion of the debenture, limit conversions of the debenture in the event it would result in the holder owning more than 4.99% of the issued and outstanding shares of the Company's common stock, the Company must be in compliance with all applicable NASDAQ Small Cap Market continued listing requirements, commencing on the closing date and continuing for a period of one year following the effective date of the registration statement, the Company agrees that it shall not, without first obtaining the investors consent, acquire any company with an after tax loss in excess of $100,000 for the previous four quarters, the Company shall not issue or sell any equity or debt securities that are convertible into Common Stock based upon or varies with the trading prices of the Company's Common Stock ("Variable Rate Transactions"), and the Company agrees that for a period of one year following the effective date of the registration , the Company shall give thirty days advance written notice to the investor prior to any offer or sale of any of its equity securities or any securities convertible into or exchangeable or exercisable for such securities. In the opinion of Management, the Company is in compliance with substantially all covenants with the exception of the registration requirement mentioned above. The Company has requested in writing that the holder waive or extend the time period by which the Company must effect the registration due to the late manner in which the Company received information necessary to file the registration statement. To date the holder has not responded to that request.

The Tailwind Fund, LTD. #3. $400,000, 8% Convertible Debentures issued pursuant to Regulation D.
Dated November 16, 1998, due November 16, 2003. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option. Interest payable in cash or MEDY common stock at Company's option on each 5th day of January and July during the term.
Debenture is convertible into MEDY common stock in increments of one third of the total on March 16, May 16, and July 16, 1999 respectively. Debenture is convertible into MEDY common stock at 100% of the "Market Price" on the date of conversion which is defined as "the average of the two low closing bid prices of the Company's stock during the previous 60 trading days", not to exceed the "Ceiling Price" defined as 105% of the average closing bid price of the Common Stock for the twenty trading days prior to the effective date of the registration statement. That "Ceiling Price" shall be adjusted effective upon the second anniversary of the Purchase Agreement to 105% of the Market Price on such date, if such adjustment would result in a lower price, but in no event shall the Ceiling Price be adjusted to an amount less than $2.25.

The debenture holder was issued warrants to purchase 40,000 shares of MEDY common stock at an exercise price of $2.58.
The Company was required to file a Registration Statement with the SEC within 30 days of the Closing Date and obtain effectiveness within 120 days of the Closing Date (the Registration Date). The Registration Statement has been filed, but effectiveness has not yet been obtained. The SEC has selected this registration statement for a full review and the Company is in the process of providing the SEC with all of their requested information (including this 10-KSB document) and continuing to seek approval. The Company is liable for penalties in the amount of 2% of the aggregate principal amount of the debenture for each month or portion thereof following the Registration Date during which the registration is not effective. As of December 29, there are no penalties accrued to this portion of the debenture.
Among other covenants within the convertible debenture the Company has agreed to: maintain a sufficient number of authorized shares to effect the conversion of the debenture, limit conversions of the debenture in the event it would result in the holder owning more than 4.99% of the issued and outstanding shares of the Company's common stock, the Company must be in compliance with all applicable NASDAQ Small Cap Market continued listing requirements, commencing on the closing date and continuing for a period of one year following the effective date of the registration statement, the Company agrees that it shall not, without first obtaining the investors consent, acquire any company with an after tax loss in excess of $100,000 for the previous four quarters, the Company shall not issue or sell any equity or debt securities that are convertible into Common Stock based upon or varies with the trading prices of the Company's Common Stock ("Variable Rate Transactions"), and the Company agree that for a period of one year following the effective date of the registration , the Company shall give thirty days advance written notice to the investor prior to any offer or sale of any of its equity securities or any securities convertible into or exchangeable or exercisable for such securities. In the opinion of Management, the Company is in compliance with substantially all covenants.

     If the current balance of $1,500,000 of debentures plus approximately $40,000 of accrued interest were converted today at a "Market Price" of $2.00 per share, the resulting issuance of additional common stock would be in the amount of 770,000 shares.

Line of Credit. After the end of fiscal 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company has pledged substantially all of its assets to the loan, but to date has only been able to borrow approximately $350,000 at any given time. The debt currently accrues interest at Prime plus 3% and required a 1.5% commitment fee payable $10,000 upon closing and $5,000 on the facility's first anniversary. There is a minimum interest charge monthly of $2,750, which when applied against the minimal borrowings able to be utilized by the Company creates a significantly higher interest cost to the Company than the designated Prime plus 3%. Among other covenants, the loan agreement has affirmative covenants requiring the Company to maintain certain levels of net worth and limit negative EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) to certain levels. As of December 15, 1998 the lender has informed the Company that the Company is in technical default of the net worth covenant of the credit agreement. Without waiving the existence of the technical default, the lender has agreed to allow the Company to utilize the credit facility up to a limit of $400,000, accruing interest at the default rate of Prime plus 6%, with line availability decreasing at $10,000 per week until March 1, 1999 at which time the lender will determine its next course of action. At that time, if the default continues to exist, the lender could choose to request payment in full or extend the facility on similar or different terms.

     Also, there are 1,685,952 vested common stock options outstanding as of December 15, 1998, at prices ranging from $1.00 to $5.00 per share. If exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

     The acquisitions of CADI, IPS, and Command together with the placement of convertible debentures in 1998 are unique transactions that have no parallel in the comparable prior fiscal period. Due to the fundamental requirement for MEDY to achieve positive cash flow from operations and positive net income, MEDY will continue to direct it's efforts toward reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins such as those now offered by CADI.

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

     The Company anticipates negative cash flow from operations for the first and second quarters of fiscal 1999 and possibly beyond. During fiscal 1998, cash flow deficits were funded by the sale of convertible debentures. The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity. Unless the Company is able to accomplish one or more of the above, it may be facing significant working capital shortages beginning in fiscal 1999. Management of the Company does not believe that its existing capital resources are sufficient for the 1999 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during fiscal 1998. To not interrupt that continuing growth, the Company is currently seeking additional debt or equity capital to augment its working capital position, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the the Company to fund its operating losses until such time as its expanded efforts in marketing, R&D and acquisitions continues to increase revenues to a level of break even cash flow or profitability, although no assurance of that fact can be given.

     If the Company is not able to obtain additional debt or equity capital it will most likely need to reduce the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity.

Results of Operations. As previously discussed, MEDY has made significant changes to its operations in fiscal 1998. With the purchases of CADI, IPS and Command, MEDY has added several new product lines, such as dental practice management software, software support, multi-operatory video / digital networks, and digital x-ray systems. MEDY has also used these purchases to enhance the sales of its dental cameras. These new product lines have greatly increased MEDY's gross profits as these new product lines have greater gross margins than the products MEDY sold prior to the acquisitions.

     Additionally, as an aid to understanding trends of the Company, the following ratios describe historical summaries of liquidity, activity and profitability for the fiscal years ended September 30, 1998 and 1997.

                                                    1998               1997
                                                    ----               ----
Liquidity
----------
Current Ratio                                        1.2               4.6
Current Ratio less inventory                         0.8               2.8

Activity
--------
Trade receivables turnover                           8.9               7.7
Inventory turnover                                   8.9               1.4

Profitability
-------------
Return on assets                                   (27.5)%           (80.8)%
Return on equity                                   (46.1)%           (100.1)%
Return on sales                                    (32.1)%           (157.5)%


Revenue. Software, Training and Installation sales were $2,906,900 for the fiscal years ended September 30, 1998. Software Support sales for the fiscal years ended September 30, 1998 were $1,831,300. All of these sales were attributable to CADI (as an integrated subsidiary - CADI, IPS & Command), therefore, there were no software, training, installation or support sales during the comparable period of fiscal 1997.

     Medical product sales for the fiscal years ended September 30, 1998 and 1997 were $271,800 and $297,900 respectively, for a decrease of $26,100 or 8.8%. Medical product sales account for 30.3% of total sales in fiscal year 1997 whereas in fiscal year 1998 medical products account for only 3.5% of total revenue.

     Dental sales for the fiscal years ended September 30, 1998 and 1997 were $2,836,700 and $684,900 respectively, for an increase of $2,151,800 or 314.2%.
The increase in sales was due to MEDY's sale of dental related computer hardware, intra oral cameras, multi-operatory video / digital networks, and digital x-ray systems ("hardware"), which, other than intra oral cameras are new product lines resulting from the acquisition of IPS, CADI and Command. Other than intra oral camera sales there were no sales of dental related hardware during the comparable period of fiscal 1997.

     MEDY management believes that profit from these activities will improve as MEDY's general and administrative expenses are spread over an increasingly larger revenue base. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).


Please refer to the schedule below for a summary of revenues and gross profit.

                                                                   For The Years Ended September 30,
                                                   1998                                   1997
                                                  Amount                 %               Amount              %
                                               -----------             -----          -----------         ------
Medical Sales                                  $   271,800             100.0%         $   297,900          100.0%
COGS - Medical Sales                               246,300              90.6%             715,300          240.1%
Gross Profit - Medical Sales                        25,500               9.4%            (417,400)        (140.1)%

Dental Equipment Sales                           2,836,700             100.0%             684,900          100.0%
COGS - Dental                                    2,542,100              89.6%             580,200           84.7%
Gross Profit -  Dental                             294,600              10.4%             104,700           15.3%

Software, Training & Installation                2,906,900             100.0%                --              N/A
COGS - S, T & I                                    687,200              23.6%                --              N/A
Gross Profit - S, T & I                          2,219,700              76.4%                --              N/A

Software Support Sales                           1,831,300             100.0%                --              N/A
COGS - Software Support                            583,200              31.8%                --              N/A
Gross Profit - Software Support                  1,248,100              68.2%                --              N/A

Total Sales                                    $ 7,846,700             100.0%         $   982,800          100.0%
Total COGS                                       4,058,800              51.7%           1,295,500          131.1%
Total Gross Profit                               3,787,900              48.3%            (312,700)         (31.8)%


Cost of Sales. Cost of sales for medical products for the fiscal years ended September 30, 1998 and 1997 as a percent of gross medical sales were 90.6% and 240.1% respectively. The decrease in the cost of sales percentage is due primarily to an obsolete inventory reserve adjustment of $346,800 and the application of under applied overhead of $290,800 in the fiscal year ended September 30, 1997, as opposed to an obsolete inventory reserve adjustment of $50,100 and the application of under applied overhead of $37,800 in the fiscal year ended September 30, 1998.

     Cost of sales for dental equipment for the year ended September 30, 1998 and 1997, as a percent of gross dental sales were 89.6% and 84.7% respectively. The 4.9% increase in cost of sales is attributable to an increase in warranty reserve expense of $20,000 and a different dental equipment product mix for fiscal 1998.

     Cost of sales for Software, Training and Installation for the year ended September 30, 1998, as a percent of gross Software, Training and Installation sales were 23.9%, resulting in a gross margin percentage of 76.1%. There were no Software, Training and Installation sales in the comparable fiscal period in 1997.

     Cost of sales for Software Support for the fiscal year ended September 30, 1998, as a percent of gross Software Support sales were 31.4%, resulting in a gross margin percentage of 68.6%. The major components of Cost of Sales for software support consist of software support wages of $278,200 and amortization of technical support contracts of $305,000. There were no software support sales in the comparable fiscal period in 1997.

Selling & Marketing. Selling and marketing expenses for the fiscal years ended September 30, 1998 and 1997 were $2,078,900 and $144,600 respectively, for an increase of $1,934,900 or 1,337.7%. The acquisitions of CADI, IPS and Command and their related selling and marketing costs account for $1,974,600 of this increase while MEDY's selling and marketing costs decreased $(39,700) for the same period.

General & Administrative Expenses (G & A). General and administrative expenses for the fiscal years ended 1998 and 1997 were approximately $3,932,800 and $846,500 respectively, for an increase of $3,086,300 or 364.6%. The acquisitions of CADI, IPS and Command and their related expense streams, as well as their depreciation and amortization, account for $3,264,400 of the total G & A expenses, while MEDY's G & A expenses decreased $(178,100) for the same period. The major components of G & A expenses for the fiscal year ended September 30, 1998 are employee wages and benefits of $2,541,700 or 56.7%, rent-building/storage of $398,400 or 8.9%, and telephone expense of $352,200 or 7.9%.

Stock-based Compensation. Stock-based compensation for the fiscal years 1998 and 1997 were $33,900 and $109,400, respectively, for a decrease of $75,500 or 69.0%. The decrease is due to a decrease in stock options granted to consultants in fiscal 1998 as compared with the vesting of stock options granted in fiscal 1997.

Research & Development Costs (R & D). For the fiscal year ended September 30, 1998 and 1997, R & D costs were $46,700 and $200,300 respectively, for a decrease of $153,600 or 76.7%. The decrease from fiscal 1997 to fiscal 1998 is a result of the R&D and modifications to the design of the intra oral camera having been substantially completed in fiscal 1997. The Company's policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage. Note that all software development costs are not included in R & D costs. Qualifying software development costs are capitalized then amortized to costs of sales. Capitalized software development costs for the fiscal year ended September 30, 1998 were $268,200.

Loss on Impairment of Demonstration Equipment. For the fiscal year ended September 30, 1998, no impairment was recognized for demonstration equipment compared to fiscal 1997 when a charge of $70,600 was recognized for impaired medical products.

Other Income: Other income for the fiscal years ended September 30, 1998 and 1997 was approximately $51,200 and $81,300 respectively, for a decrease of $30,100 or 37.0%. The majority of the decrease is due to a drop in product service revenue ( billable product repair) and other income derived from outsourcing engineering services.

Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the fiscal year ended September 30, 1998 and 1997 was $37,400 and $55,000 respectively. The reduction in interest income in fiscal 1998 was due to lower interest rates and less funds invested.

     Interest expense for the fiscal year ended September 30, 1998 totaled $305,700 as compared to $200 for fiscal 1997. Interest expense increased in fiscal 1998 due to $2,200,000 in borrowings from convertible debentures, $933,200 of debt incurred in business acquisitions and a capital lease financing for $87,600. Interest was imputed at an effective rate of 15% for the acquisition debt. Interest expense includes non-cash charges for amortization of debt discounts and issue costs of $166,000, and accrued interest converted to common stock for $35,800.

Year 2000 Compliance. Although there can be no assurance, MEDY does not anticipate that it will suffer any adverse impact as a result of Year 2000 (Y2k) computer software issues either as a result of third party non-compliance or as a result of internal matters. None of the information technology or other software and hardware systems utilized by MEDY and its subsidiaries incorporates technology that is incapable of recognizing dates beyond December 31, 1999. CADI, through its internal staff, has developed its dental practice management software for the Windows platform and, consequently, such software recognizes dates beyond December 31, 1999. While CADI is still supporting some software which is DOS-based or otherwise may not be Y2k compliant, the customers using this software have been advised of their need to upgrade their office software in anticipation of Y2k. Even if MEDY or CADI were to provide the necessary software upgrade to these customers at no cost (which CADI does not have an obligation to do), the total loss to MEDY would be less than $60,000 and is not considered to be material. Because CADI's dental practice management software is believed to be Y2k compliant, CADI and MEDY believe that this offers them a marketing opportunity in that much of their competitors' software currently being utilized by dental offices is not Y2k compliant and will need to be replaced by those offices before December 31, 1999. There can be no assurance, however, that these offices will all purchase dental practice management systems from CADI.

     In making the foregoing determination, MEDY and CADI have assessed embedded systems contained in their office buildings, equipment, and other infrastructures. As a result, MEDY and CADI have not established a contingency plan to come into effect in the event of a Y2k catastrophe and management does not believe that such a plan is necessary. Of course, MEDY and CADI are both dependant on facilities outside of their control, such as electrical power supplies, banking facilities, transportation facilities (such as airlines) and communication facilities. While MEDY and CADI believe, based on public reports and some notifications it has received, that these outside facilities are or will be Y2k compliant, neither MEDY or CADI has any other basis for determining their compliance. The operations of MEDY and CADI would be significantly and adversely affected if any of these outside facilities are adversely affected by the millenium and other issues related to Y2k.

Effect of Changing Prices and Inflation

Generally, inflation has not been a significant factor on MEDY's operations.

Item 7. Financial Statements.

The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

    Report of Independent Certified Public Accountants (Page F-2)

    Consolidated Balance Sheet - September 30, 1998 (Page F3)

    Consolidated Statements of Operations - Years ended September 30, 1998 and 1997 (Page F4)

    Consolidated Statements of Stockholders' Equity - Years ended September 30, 1998 and 1997 (Page F5)

    Consolidated Statements of Cash Flows - Years ended September 30, 1998 and 1997 (Page F7)

    Notes to Consolidated Financial Statements (Page F8)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

     (a) Identification of Directors and Executive Officers.
     -------------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of MEDY:

Name                                 Age        Position
----                                 ---        --------

Edwin L. Adair, M.D. (1)             68         Chairman of the Board and Treasurer of MEDY

Van A. Horsley (2)                   46         Director,   President,   Chief  Financial  Officer  and
                                                Chief  Executive  Officer  of MEDY;  Director  and Vice
                                                President of CADI

Daniel L. Richmond                   37         Director  of  MEDY;   Director   and  Chief   Executive
                                                Officer of CADI

Chae U. Kim                          37         Director of MEDY; Director and President of CADI

Edward L. Boggs                      43         Controller of MEDY, CADI

Pat Horsley Adair (1)                70         Director and Secretary of MEDY

I. Dean Bayne, M.D. (2)              71         Director and Assistant Secretary of MEDY

Leroy Bilanich (2)                   48         Director of MEDY

R. Scott McLaughlin                  52         Vice President, National Sales Manager, CADI

Don C. Jackson                       50         Vice President, Hardware Product Development
                                                and Technical Services, CADI

(1)  Members of the Compensation Committee.
(2)  Members of the Audit Committee

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position except that Messrs. Kim and Richmond were appointed to the MEDY Board as a result of the acquisition of CADI. All directors were reelected by the shareholders at a meeting held in June, 1998.

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

Edward L. Boggs has been Controller since August 1997. Mr. Boggs holds a B.S. degree in accounting conferred from Rollins College, Winter Park, Florida. From 1982 to 1987 Mr. Boggs held the position of Supervisor Financial Planning and Analysis for Presbyterian/St. Luke's Hospitals and most recently as Controller for Specialty Healthcare Management until its sale to Horizon Mental Healthcare, Inc. Mr. Boggs has been in the Healthcare Industry in various financial capacities since his internship at Orange County Memorial hospital during his senior year of college.

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

R. Scott McLaughlin has been an officer since February, 1998. Since 1990, and up until its acquisition by CADI, Mr. McLaughlin has been a shareholder in Information Presentation Services, Inc. Prior to that, Mr. McLaughlin was with Unisys Corporation and its predecessor company, the Oakleaf Corporation for eleven years in sales management, and previously General Motors Corporation for eleven years in financial analysis. Mr. McLaughlin attended the University of South Florida in 1966 through 1967.

Don C. Jackson has been an officer since February, 1998 and was the other shareholder of Information Presentation Systems, Inc. since its inception. Mr. Jackson was Southeast Vice President of the auto division of Unisys and its predecessor, Oakleaf, for approximately twelve years before 1990. While at Oakleaf, before its purchase by Unisys, Mr. Jackson was the Executive Vice President of Oakleaf at a time when that corporation grew from six to approximately 400 employees. Mr. Jackson obtained a Bachelor of Science degree in Electrical Engineering from Wayne State University in 1972.

     (b) Identification of Certain Significant Employees.
     ----------------------------------------------------

     There are no significant employees who are not also directors or executive officers, described above.

     (c) Family relationships.
     ------------------------

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1997 through December 1, 1998 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 10.  Executive Compensation.
          -----------------------

(a) Summary Compensation Table

     The following table sets forth information regarding compensation paid to the chief executive officer of MEDY for the three years ending September 30, 1998 and to the other executive officers whose salary exceeded $100,000 in fiscal 1998. Messrs. Kim and Richmond, included in the following table for fiscal 1998, were not employees of MEDY during the previous two fiscal years.

                                       Annual Compensation ($$)                          Long Term Compensation
                                       ------------------------                          ----------------------
                                                                                   Awards                     Payouts
                                                                                   ------                     -------
             (a)                (b)       (c)         (d)        (e)         (f)           (g)         (h)           (i)
Name and Position
-----------------                                                         Restricted
                                                                            Stock        Options       LTIP         Other
                                        Salary      Bonus      Other       Awards        & SARs     Payouts     Compensation
                                        ------      -----      -----       ------        ------     -------     ------------
                                Year     ($$)       ($$)       ($$)         ($$)          ($$)        ($$)          ($$)
                                ----
Van A. Horsley, President &     1998    123,333        0        5,465         0             0*          0            306
Chief Executive Officer
                                1997    110,000        0          0           0             0*          0            272
                                1996    105,000        0         925          0          237,174*       0            260

Chae U. Kim, Director and       1998    105,000        0       $6,000         0         600,000**       0           1,393
President of CADI

Dan L. Richmond, Director       1998    105,000        0       $6,000         0         600,000**       0           1,400
and CEO of CADI


* 100,000 options vested in 1998 were originally granted to Mr. Horsley in 1996 and, therefore are not included in the foregoing table.. These include options to acquire 50,000 shares exercisable at $2.75 and 50,000 shares exercisable at $3.00. Does not include options to acquire 50,000 shares exercisable at a price of $3.75 per share which vest based upon defined performance goals.

** 600,000 options to purchase common stock were granted in 1998 and are exercisable at $3.25. 150,000 of the options vested in fiscal 1998 and are currently exercisable. 450,000 shares, exercisable at $3.25, vest upon defined performance goals.

401(k) Plan. On January 1, 1990, MEDY adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and MEDY are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 1998, MEDY's matching contributions to the plan for the accounts of Van Horsley totaled approximately $306 and the matching contribution under the plan for the accounts of all executive officers as a group totaled $420. These amounts are included in column (i) of the Summary Compensation Table.

     When acquired, CADI had a Salary Reduction Simplified Employee Pension Plan (SARSEP) in place whereby CADI employees were able to defer compensation into the Plan and CADI would match 20% of the employee's contributions. At September 30, 1998, CADI's matching contributions to the Plan for the accounts Chae Kim and Dan Richmond totaled approximately $2,793. These amounts are included in column (I) of the Summary Compensation Table. Effective December 1, 1998 CADI canceled the SARSEP plan and is in the process of adopting a 401-K plan.

Employment Agreements. Effective October 1, 1997 CADI, in conjunction with its purchase by MEDY, entered into employment agreements with Dan Richmond (CEO) and Chae Kim (President). The term of the agreements are five years and call for annual compensation of $105,000 each, car allowances of $500 per month and other benefits customarily extended to other CADI employees. Compensation and benefits may be increased over and above contractual terms upon the approval of the CEO of MEDY. Effective February 1, 1998, CADI, in conjunction with CADI's merger with IPS, entered into employment agreements with Scott McLaughlin (VP of CADI) and Don Jackson (VP of CADI). The term of the agreements are five years and call for annual base salaries of $75,000, use of company leased automobiles until lease expiration then car allowances of $500 per month and other benefits customarily extended to other CADI employees. In addition to base salary, Mr. McLaughlin is entitled to commissions on sales of CADI products equal to .75% up to certain quarterly limits and .5% over those limits. The benchmarks for the quarters in which Mr. McLaughlin was employed are $1,400,000 through March 31, $1,600,000 through June 30, and $1,300,000 through September 30, 1998. In addition to base salary Mr. Jackson was entitled to commissions on sales of CADI hardware only products equal to 1%. In both Mr. McLaughlin and Mr. Jackson's case, the terms of their commissions are to be reset each October 1 for the following year.

     (b) Stock Option Plans.

Options and Option Plans. On April 10, 1988 the Board of Directors adopted and authorized the 1988 Stock Option Plan (the "1988 Plan") and directed that management prepare the documents formally defining the plan. At that time the Board also authorized the issuance of certain options under the 1988 Plan. The Board formally approved the 1988 Plan on July 14, 1988 and the shareholders approved the 1988 Plan on September 28, 1988. The 1988 Plan has expired by its terms.

     On September 15, 1997 the Board of Directors in conjunction with MEDY's purchase of Computer Age Dentist, Inc, approved the CADI Stock Option Plan as called for by the merger agreement. 250,000 shares of the Company's common stock were reserved for issuance upon exercise of options which may be granted pursuant to the Employee Stock Option Plan. As of December 9, 1998, 232,000 options have been issued to employees of CADI who are not officers under the plan.

     On June 11, 1998 the shareholders of MEDY approved the adoption of the Medical Dynamics, Inc. 1998 Stock Option Plan. Under the plan as approved by the Board of Directors and the shareholders, 1,500,000 shares are reserved for issuance to employees, officers, directors and consultants of Medical Dynamics and its subsidiaries. As of December 9, 1998, no options have been issued under this plan.

     Allocations of options under MEDY's stock option plans are made by the Compensation Committee based on the duties, contributions and value of the services of the respective optionee. The Committee has the authority to determine to whom options were granted, the number of shares covered by each option, when each option was to be granted, date of initial ability to exercise, exercise price and certain other terms, and to prescribe, interpret, amend and rescind rules and regulations relating to each plan. Any options canceled or not exercised within the option period became available for grants of new options under the plans. The Board also has the power to select committees consisting of not less than two members to administer each plan. The 1988 and (or) 1998 Plan contains the same provisions for administration as were contained in the Old Plans.

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

     All of the options granted under MEDY's plans may be exercised through payment of the exercise price with shares of MEDY's Common Stock or cash, or both. The ability to exercise options through surrendering shares of Common Stock enables holders of options to exercise the entire amount of an option by first exercising a small number of options, followed by successively larger option exercises which the optionee is able to effect by surrendering the increasing number of shares obtained thereby. For little or no initial cash payment, repeated exercises of options by surrendering stock having a market price in excess of the option exercise price, enable an optionee to provide sufficient consideration to MEDY to exercise his entire stock option. The exercise of options might otherwise require substantial cash consideration. This procedure is often referred to as pyramiding.

     The following table sets forth certain information regarding stock options granted by MEDY to the Chief Executive Officer and the other executive officers that received total annual salary and bonus in excess of $100,000 during 1998. No stock appreciation rights were granted.



Option Grants in Fiscal 1998
----------------------------
          (a)                     (b)                    (c)                    (d)                     (e)
                               Number of         % of Total Options
                               Securities       Granted to Employees        Exercise or
                               underlying                in                  Base Price             Expiration
Name                            Options              Fiscal Year               ($/sh)                  Date
                              Granted (#)
---------------               -----------       ---------------------       -----------             -----------
Dan L. Richmond                 150,000                 5.6%                   $3.25                 Oct. 2004
Dan L. Richmond                 450,000                 16.9%                  $3.25                 Oct. 2004
Chae U. Kim                     150,000                 5.6%                   $3.25                 Oct. 2004
Chae U. Kim                     450,000                 16.9%                  $3.25                 Oct. 2004


Options for 450,000 shares for Dan L. Richmond and Chae U. Kim will vest when certain revenue and cash flow performance targets are met.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values.
---------------------------------------------------------------------------

     The following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 1998 fiscal year as well as the year-end value of options held by such persons on September 30, 1998: No Stock Appreciation Rights have been granted, or are held by, any such person:

            (a)                      (b)                 (c)                   (d)                      (e)
                                                                      Number of Unexercised
                                                                        Options at FY End            Value of
                                                                          (Exercisable/        In-the-Money Options
                                   Shares                                Unexercisable)          at FY End @$2.31
                                 Acquired on            Value                                      (Exercisable/
Name                               Exercise           Realized                                    Unexercisable)
----                             -----------          --------                                    --------------
Van A. Horsley                        0                  $ 0            370,680 / 50,000           $ 142,637 / 0
Edwin L. Adair                        0                  $ 0               295,000/ 0              $ 157,200 / 0
Pat H. Adair                          0                  $ 0                  0 / 0                   $ 0 / 0
Edward L. Boggs                       0                  $ 0             14,800 / 30,000              $ 0 / 0
I. Dean Bayne                         0                  $ 0             20,000 / 20,000              $ 0 / 0
Leroy Bilanich                        0                  $ 0             20,000 / 20,000         $ 16,200 / $6,200
Chae U. Kim                           0                  $ 0            150,000 / 450,000             $ 0 / 0
Dan L. Richmond                       0                  $ 0            150,000 / 450,000             $ 0 / 0
Don C. Jackson                        0                  $ 0               0 / 340,000                $ 0 / 0
R. Scott McLaughlin                   0                  $ 0               0 / 340,000                $ 0 / 0

     (c) MEDY has no long term incentive compensation plans.

     (d) Other Compensation
      ----------------------

     There are no plans to pay bonuses or deferred compensation to employees of the Company.

     The Company has adopted a medical insurance plan for its employees and provides access to other types of coverage such as life, disability, and other insurance plans for the benefit of its employees, but at the employees expense.

     (e) Compensation of Directors
      ----------------------------

General. MEDY's directors are authorized to receive $200 for each directors' meeting attended by them. To date, the directors have waived their right to receive directors fees. In June 1993, certain directors were granted options under the 1988 Stock Option Plan. Dr. Bayne owns an incentive stock option to acquire 20,000 shares of common stock at $4.00 per share, expiring June 11, 2003. Leroy Bilanich owns an incentive stock option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 11, 2003.

     No options were granted during fiscal 1998 to board members other than as disclosed above regarding options issued to Dan Richmond and Chae Kim.

Royalty Agreements. Dr. Adair and Dr. Bayne, directors of MEDY, are each entitled to receive royalties equal to two percent of the net sales of products each assigned to the Company. No royalties have been accrued or paid to Dr. Bayne, however, $600,000 has been paid and $0 has been accrued to Dr. Adair through the end of fiscal 1998. In an effort to help reduce negative cash flow during fiscal 1996, Dr. Adair accepted 120,000 common stock options priced at $1.00 per share in substitution for his cash royalty payment for the 1996 fiscal year. During 1997 Dr. Adair and MEDY made certain changes to the license agreement which included an elimination of the minimum annual royalty, effective for the 1997 fiscal year. See Item 13 - "Certain Relationships and Related Transactions" for further information regarding the royalty agreement.

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

     (f) Employee Contracts and Change of Control Provisions

     MEDY has employment contracts with four executive officers as was described in Item 10, Executive Compensation. MEDY has no compensatory arrangement which may result from a change-of-control of MEDY or a change in any executive officers responsibilities. However, the contracts for both Mr. Richmond and Mr. Kim are terminable for cause by either if they are not reelected to CADI's Board of Directors or if CADI's Board is incresed in number other than by a vote of the Directors.

     (g) Repricing of Options

     No options were repriced during the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) and (b) Security ownership of certain beneficial owners and management.
     ---------------------------------------------------------------------------

     At September 30, 1998, MEDY had only one class of outstanding voting securities, its common stock. The following table sets forth information as of December 15, 1998 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.



Name of beneficial owner          Shares owned beneficially (1)      * Percent of class
------------------------          -----------------------------      ------------------

Edwin L. Adair, M.D. and
Pat Horsley Adair                        1,239,298 (2)                     11.7%
317 Paragon Way
Castle Pines Village
Colorado, 80104

Daniel L. Richmond                         797,760 (4)                      7.7%
17052 Oak View Drive
Encino, CA. 91436

Chae U. Kim                                797,760 (4)                      7.7%
3231 Cheviot Vista Place
Los Angeles, CA. 90034

I. Dean Bayne, M.D.                         20,000                          0.2%

Van A. Horsley                             405,586 (3)                      3.8%

Leroy Bilanich, Ed.D.                       20,000                          0.2%

All officers and directors as a
 group (10 persons)                      3,625,204 (5)                     33.2%


* Percent of class based upon shares outstanding on December 15, 1998 of 10,317,573.

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

(2) Includes 175,000 stock options held by Dr. Adair of which all are presently exercisable. Also includes 120,000 options held by Dr. Adair issued in consideration for cancellation of fiscal 1996 royalty payments due him totaling $120,000, also presently exercisable.

(3) Includes 320,680 shares under presently exercisable stock options. Does not include options to acquire 50,000 shares exercisable at a price of $3.75 per share which vest based upon defined performance goals.

(4) Does not include options to acquire 450,000 shares exercisable at $3.25 which vest upon defined performance goals.

(5) Includes shares referenced in notes (2) through (5) and 320,000 shares held by two officers and 14,800 options held by one officer, all of which are presently exercisable, who are not directors. Does not include options to acquire 340,000 shares exercisable at strike prices ranging from $3.00 to $5.00 per share which vest upon defined performance goals held by two officers who are not directors.

     (c) Changes in Control.
     -----------------------

     The Company knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

     (a) and (b) Transactions With Management and Others.
     ----------------------------------------------------

     MEDY has engaged in certain transactions with members of its Board of Directors. In each case, the Board believed that the transaction was in MEDY's best interests and the terms of the transaction were at least as fair to MEDY as could have been obtained from an independent person, and the transaction was approved by the disinterested directors. MEDY will continue to follow this procedure in approving any transactions with affiliated persons. No such transactions are contemplated at this time.

Acquisition of Computer Age Dentist, Inc. Effective October 1, 1997, MEDY purchased all of the outstanding stock of Computer Age Dentist, Inc. of which Dan Richmond and Chae Kim were the majority owners. It was as a result of that transaction that Mr. Richmond and Mr. Kim became Directors of the Company. The business of CADI is further described in Item 1.

     The acquisition was accomplished pursuant to a reverse triangular merger by which MEDY paid the two former shareholders of CADI: 1,295,520 shares of its restricted common stock, promissory notes aggregating $300,000, and $254,697 in cash. In addition, MEDY assumed certain obligations of CADI to a former shareholder and satisfied such obligations by paying the former shareholder 304,480 shares of restricted common stock, $45,303 in cash, and a $100,000 promissory note.

     The promissory notes were originally due, in full, no later than October 23, 1998. Subsequent to fiscal year end 1998, the note to the former shareholder has been paid in full. The note to Mr. Richmond in the original amount of $150,000, was extended to include interest owing of $12,000 for a total of $162,000 until July 1, 1999 at an interest rate of 12%. Payments on the note of $87,000 were due November 15, 1998 and $12,500 plus accrued interest beginning February 1, 1999 and monthly thereafter until paid. The payment of $87,000 due November 15, 1998 has been made. The note to Mr. Kim in the original amount of $150,000, was extended to include interest owing of $12,000 for a total of $162,000 until August 1, 1999 at an interest rate of 12%. Payments on the note of $12,000 were due on November 15, 1998, $75,000 plus accrued interest on February 1, 1999 with the balance of principal and interest due at maturity. The payment of $12,000 due November 15, 1998 has been made.

     There was no prior relationship between MEDY and either CADI or its shareholders. As a result of the acquisition, the two former CADI shareholders, Dan Richmond and Chae Kim, were named to the Board of Directors of MEDY. MEDY's president and Chief Executive Officer, Van Horsley, became a Director and Vice President of CADI.

     In acquiring CADI, MEDY also acquired cash, trade receivables, inventories, and personal property and equipment owned by CADI. At the time of the acquisition, CADI employed approximately 40 people including the priincipals, Dan Richmond and Chae Kim. In the opinion of MEDY's management, the fundamental source of value obtained was CADI's software technology which includes source code, development costs and the potential for future sales of the dental practice management software, as well as CADI's current technical support contracts with its customers. At the time of purchase, CADI had a base of more than 2,200 customer installations throughout the United States, serving in excess of 3,500 dental professionals.

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

Distribution Agreement. MEDY entered into a distribution agreement with Micro-Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair during June of fiscal year 1995. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy System(TM) ("USES").

MMD has appointed MEDY as its exclusive worldwide distributor for the USES products through June 30, 2000. MMD also granted MEDY a right of first refusal to distribute any further products MMD may develop. There are no minimum performance requirements under the distribution agreement, and MEDY need only purchase products at a discount to the list price it has already sold to third parties. The distribution agreement is attached as exhibit 10.16(*).

     MMD also agreed to sublease space from MEDY for administration purposes at cost. The rental payment and reimbursement to MEDY for employees MMD may utilize are intended to compensate MEDY for all associated expenses, including rent on a per-square-foot basis. During the fiscal year ended September 30, 1998, MEDY purchased no products from MMD, and MMD has not needed any leased space.

Other Related Party Transactions.
---------------------------------

     In October 1987, I. Dean Bayne, M.D., a director, assigned his rights and interest in a then pending patent application related to the Bayne Pap Brush(TM) described in "Item 1 - Business -Patents, Trademarks and Licenses." To reimburse him for his expenses in developing that product and as compensation for the assignment, MEDY paid Dr. Bayne 10,000 shares of restricted common stock and will pay him a royalty for the duration of the patent equal to two percent of the net sales of the Bayne Pap Brush(TM), less certain expenses. As of September 30, 1998, no royalties have been accrued or paid since the inception of this arrangement and the Bayne Pap Brush has been discontinued and has not been marketed by the Company since 1992.

     MEDY employs two sons of Dr. Adair and one son of Pat Horsley Adair at annual salary rates of approximately $45,600, $45,600, and $135,000. The two sons of Dr. Adair, Jeff and Randy Adair operate as the Head of Engineering and Head of Regulatory Affairs and Quality Assurance, respectively. The son of Pat Horsley Adair, Van Horsley is the Company's president and Chief Executive Officer and a Director. During the most recently completed fiscal year Jeff Adair vested 50,000 of previously issued options at exercise prices ranging from $2.75 to $3.00 and Randy Adair vested 50,000 of previously issued options at exercise prices ranging from $2.75 to $3.00. Van Horsley's compensation and option issuance is described in detail in Item 10. Executive Compensation.

     Except as otherwise stated above, since October 1, 1997, MEDY has not been a party to any transaction involving in excess of $60,000, in which any director or executive officer, nominee for election as a director, security holder of record or beneficially of more than five percent of any class of MEDY's securities, or any member of the immediate family of the foregoing had or will have a direct or indirect material interest.

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

10.11(a)      Employee Confidentiality Agreement - Form

10.12(b)      Section 125 Cafeteria Plan

10.13(h)      Patent Assignment - Bayne Pap Brush

10.14(o)      Amended and restated License Agreement with Edwin L. Adair

10.15(n)      401(k) Plan

10.16(*)      Micro Medical Distribution Agreement

10.17(*)      Employment Agreement with Dan Richmond

10.18(*)      Employment Agreement with Chae Kim

10.19(*)      Merchant Capital Agreement

21.1          Subsidiaries of MEDY:
              MedPacific Corporation, a Washington corporation
              Computer Age Dentist, Inc., a California corporation

23.1  *       Consent of Hein & Associates, LLP

27    *       Financial Data Schedule

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

(o) Incorporated by reference from MEDY's Form 10-QSB for the quarter ended June 30, 1995.

 (b)  Reports on Form 8-K

     During the period covered by this Report up to December 9, 1998, the Company filed the following reports on Form 8-K:

         October 23, 1997, reporting an event under Item 2 - Acquisition or Disposition of Assets and Item 5 Other Events, and an amendment thereto including the financial information and pro forma financial information required by Item 7. December 31, 1997, reporting an event under Item 5
         - other Events January 5, 1998, reporting an event under Item 5 - Other Events February 6, 1998, reporting an event under Item 2 - Acquisition or Disposition of Assets April 9, 1998, reporting and event under Item 2 - Acquisition or Disposition of Assets July 31, 1998, reporting and event under Item 5 - Other Events October 9, 1998, reporting an event under Item 5 - Other Events


                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDICAL DYNAMICS, INC.


                                                By:  /s/ Van A. Horsley
                                                     ---------------------------
                                                      Van A. Horsley,
                                                      President

December 29, 1998

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

January 12, 1999              /s/ Van A. Horsley
                              ----------------------------------
                              Van A. Horsley, Principal Executive Officer,
                              Principal Financial Officer, and Director

January 12, 1999              /s/ Edwin L. Adair
                              ----------------------------------
                              Edwin L. Adair, M.D., Chairman
                              of the Board and Director

January 12, 1999              /s/ Daniel L. Richmond
                              ----------------------------------
                              Daniel L. Richmond, Director

January 12, 1999              /s/ Chae U. Kim
                              ----------------------------------
                              Chae U. Kim, Director

January 12, 1999              /s/ I. Dean Bayne
                              ----------------------------------
                              I. Dean Bayne, M.D., Director

January 12, 1999              /s/ Pat Horsley Adair
                              ----------------------------------
                              Pat Horsley Adair, Director

January 12, 1999              /s/ Leroy Bilanich
                              ----------------------------------
                              Leroy Bilanich, Director

January 12, 1999              /s/ Edward Boggs
                              ----------------------------------
                              Edward Boggs, Controller and Principal Accounting
                              Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report...............................................F-2

Consolidated Balance Sheet - September 30, 1998............................F-3

Consolidated Statements of Operations - For the Years
      Ended September 30, 1998 and 1997....................................F-4

Consolidated Statements of Stockholders' Equity - For the Years
      Ended September 30, 1998 and 1997....................................F-5

Consolidated Statements of Cash Flows - For the Years
      Ended September 30, 1998 and 1997....................................F-6

Notes to Consolidated Financial Statements.................................F-8

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Medical Dynamics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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



HEIN + ASSOCIATES LLP

Denver, Colorado
December 29, 1998

                                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEET
                                                   SEPTEMBER 30, 1998

                                                         ASSETS
                                                         ------
CURRENT ASSETS:
    Cash and equivalents                                                                    $    553,100
    Restricted cash                                                                               50,000
    Trade receivables, less allowance for doubtful accounts of $108,400                          879,400
    Inventories                                                                                  879,600
    Prepaid expenses and other                                                                    24,800
                                                                                            ------------
             Total current assets                                                              2,386,900

SOFTWARE DEVELOPMENT AND SUPPORT:
    Software development costs, net of accumulated amortization of $417,800                    2,619,800
    Technical support contracts, net of accumulated amortization of $305,000                   1,303,100
                                                                                            ------------
             Total software development and support                                            3,922,900

PROPERTY AND EQUIPMENT:
    Demonstration equipment                                                                      420,900
    Machinery and equipment                                                                      553,800
    Furniture and fixtures                                                                       355,200
    Leasehold improvements                                                                       127,000
                                                                                            ------------
                                                                                               1,456,900
    Less accumulated depreciation and amortization                                              (799,400)
                                                                                            ------------
         Property and equipment, net                                                             657,500

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $120,800                                      1,892,300
    Non-compete agreements, net of accumulated amortization of $80,000                           119,200
    Debt issuance costs, net of accumulated amortization of $85,400                              125,400
    Patents and trademarks, net of accumulated amortization of $766,200                           29,200
    Deposits and other                                                                            37,000
                                                                                            ------------
             Total other assets                                                                2,203,100
                                                                                            ------------
TOTAL ASSETS                                                                                $  9,170,400
                                                                                            ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------

CURRENT LIABILITIES:
    Current maturities of notes payable                                                     $    546,100
    Current maturities of obligations under capital lease                                         40,000
    Accounts payable                                                                             565,800
    Accrued expenses                                                                             416,000
    Unearned revenue                                                                             370,100
                                                                                            ------------
             Total current liabilities                                                         1,938,000

NOTES PAYABLE, net                                                                               321,900

OBLIGATIONS UNDER CAPITAL LEASE, net                                                              39,400

CONVERTIBLE DEBENTURES, net                                                                    1,407,200

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value;  authorized  5,000,000 shares; none issued
    Common stock, $.001 par value; authorized 30,000,000 shares, issued and
         outstanding 10,034,500 shares                                                            10,000
    Additional paid-in capital                                                                25,246,900
    Accumulated deficit                                                                      (19,793,000)
                                                                                            ------------
             Total stockholders' equity                                                        5,463,900
                                                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $  9,170,400
                                                                                            ============

                           See accompanying notes to these consolidated financial statements.

                                                           F-3

                                   MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      FOR THE YEARS ENDED
                                                                          SEPTEMBER 30,
                                                             -------------------------------------
                                                                 1998                      1997
                                                             -----------               -----------
NET SALES:
    Dental products:
         Software, training, and installation                $ 2,906,900               $      --
         Equipment                                             2,836,700                   684,900
         Support services                                      1,831,300                      --
    Medical products                                             271,800                   297,900
                                                             -----------               -----------
                                                               7,846,700                   982,800
                                                             -----------               -----------
COST OF SALES:
    Dental products:
         Software, training, and installation                    687,200                      --
         Equipment                                             2,542,100                   580,200
         Support services                                        583,200                      --
    Medical products                                             246,300                   715,300
                                                             -----------               -----------
                                                               4,058,800                 1,295,500
                                                             -----------               -----------

GROSS PROFIT (LOSS)                                            3,787,900                  (312,700)
                                                             -----------               -----------

OPERATING EXPENSES:
    Selling and marketing                                      2,078,900                   144,600
    General and administrative                                 3,932,800                   846,500
    Stock-based compensation                                      33,900                   109,400
    Research and development                                      46,700                   200,300
    Loss on impairment of demonstration equipment                   --                      70,600
                                                             -----------               -----------
         Total operating expenses                              6,092,300                 1,371,400
                                                             -----------               -----------

OPERATING LOSS                                                (2,304,400)               (1,684,100)

OTHER INCOME (EXPENSE):
    Other income                                                  51,200                    81,300
    Interest income                                               37,400                    55,000
    Interest expense                                            (305,700)                     (200)
                                                             -----------               -----------

NET LOSS                                                     $(2,521,500)              $(1,548,000)
                                                             ===========               ===========

NET LOSS PER COMMON SHARE                                    $      (.27)              $      (.21)
                                                             ===========               ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  9,512,200                 7,523,200
                                                             ===========               ===========


                  See accompanying notes to these consolidated financial statements.

                                                 F-4


                                            MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                            COMMON STOCK         Additional                       TREASURY STOCK
                                       ----------------------     Paid-in        Accumulated    --------------------
                                         Shares       Amount      Capital          Deficit       Shares     Amount        Total
                                       ---------    ---------   ------------   -------------    -------    ---------   ------------

BALANCE, October 1, 1996               7,180,200    $   7,200   $ 17,721,900    $(15,723,500)    15,900    $(79,300)   $  1,926,300

    Exercise of options to
     purchase common stock               463,000          400      1,059,100            --         --          --         1,059,500
    Retirement of treasury stock         (15,900)        --          (79,300)           --      (15,900)     79,300            --
    Issuance of common stock
     options for services                   --           --          109,400            --         --          --           109,400
    Net loss                                --           --             --        (1,548,000)      --          --        (1,548,000)
                                      ----------    ---------   ------------    ------------    -------    --------    ------------

BALANCE, September 30, 1997            7,627,300        7,600     18,811,100     (17,271,500)      --          --         1,547,200

    Issuance of common stock
     for acquisition of:
      Computer Age Dentist, Inc.       1,600,000        1,600      4,478,400            --         --          --         4,480,000
      Information Presentation Systems   320,000          300        687,900            --         --          --           688,200
      DOM, Inc.                          141,700          200        339,800            --         --          --           340,000
    Conversion of debentures to
     common stock:
      Principal, net of discount         315,700          300        602,600            --         --          --           602,900
      Accrued interest                    17,300         --           35,800            --         --          --            35,800
    Fair value of warrants issued
     for debt of discount                   --           --          223,000            --         --          --           223,000
    Proceeds from exercise of
     stock options                        12,500         --           34,400            --         --          --            34,400
    Attriution of compensation
     expense under stock options
     and warrants:
      Employees                             --           --            8,900            --         --          --             8,900
      Non-employees                         --           --           25,000            --         --          --            25,000
    Net loss                                --           --             --        (2,521,500)      --          --        (2,521,500)
                                      ----------    ---------   ------------    ------------    -------    --------    ------------

BALANCE, September 30, 1998           10,034,500    $  10,000   $ 25,246,900    $(19,793,000)      --      $   --      $  5,463,900
                                      ==========    =========   ============    ============    =======    ========    ============

                              See accompanying notes to these consolidated financial statements.

                                                              F-5

                                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                              ----------------------------------
                                                                                  1998                   1997
                                                                              -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $(2,521,500)           $(1,548,000)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Common stock options granted for compensation                          33,900                109,400
              and other services
            Depreciation expense                                                   71,400                113,800
            Amortization of intangible assets                                     955,500                 59,500
            Amortization of debt discount and issuance costs                      166,000                   --
            Conversion of accrued interest on debentures to
                  common stock                                                     35,800                   --
            Bad debt expense                                                         --                   35,700
            Loss on impairment of demonstration equipment                            --                   70,600
            Provision for obsolete and slow-moving inventories                     50,100                346,800
            Changes in operating assets and liabilities, net of
                  effects of acquisitions:
                    Decrease (increase) in:
                     Trade receivables                                           (295,000)                18,400
                     Inventories                                                  (51,200)              (369,900)
                     Prepaid expenses and other                                    37,200                 (6,300)
                    Increase (decrease) in:
                     Accounts payable                                               9,800                 79,700
                     Accrued expenses                                             263,600                (20,400)
                     Unearned revenue                                               5,400                   --
                                                                              -----------            -----------
            Net cash used in operating activities                              (1,239,000)            (1,110,700)
                                                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash                                                      --                  (40,000)
    Payments for acquisition of businesses, net of cash acquired                 (599,200)                  --
    Software development costs                                                   (238,100)
    Proceeds from sale of property and equipment                                   12,400                   --
    Purchase of property and equipment                                           (266,600)               (22,000)
    Other                                                                         (11,500)               (43,600)
                                                                              -----------            -----------
            Net cash used in investing activities                              (1,103,000)              (105,600)
                                                                              -----------            -----------



                        See accompanying notes to these consolidated financial statements.



                             MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (continued)

                                                                                  FOR THE YEARS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                1998                   1997
                                                                            ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on:
        Notes payable                                                           (44,400)                  --
        Capital lease obligations                                                (8,200)                  --
    Proceeds from exercise of common stock options                               34,400              1,059,500
    Proceeds from issuance of convertible debentures                          1,989,300                   --
    Proceeds from capital lease financing                                        87,600                   --
                                                                            -----------            -----------
            Net cash provided by financing activities                         2,058,700              1,059,500
                                                                            -----------            -----------

NET DECREASE IN CASH AND EQUIVALENTS                                           (283,300)              (156,800)

CASH AND EQUIVALENTS, beginning of year                                         836,400                993,200
                                                                            -----------            -----------

CASH AND EQUIVALENTS, end of year                                           $   553,100            $   836,400
                                                                            ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid for interest                                                  $    13,300            $       200
                                                                            ===========            ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Issuance of common stock for acquisition of business                    $ 5,508,200            $      --
                                                                            ===========            ===========

    Notes payable incurred for acquisition of businesses,
         net of discounts                                                   $   865,300            $      --
                                                                            ===========            ===========

    Conversion of debentures to common stock, net of discount               $   602,900            $      --
                                                                            ===========            ===========

    Fair value of warrants issued for debt discount                         $   223,000            $      --
                                                                            ===========            ===========

    Debt issuance costs incurred for convertible debentures                 $   210,800            $      --
                                                                            ===========            ===========

    Debt assumed in business acquisitions                                   $    67,900            $      --
                                                                            ===========            ===========

    Retirement of fully depreciated demonstration equipment                 $      --              $   557,000
                                                                            ===========            ===========

    Retirement of treasury stock                                            $      --              $    79,300
                                                                            ===========            ===========

                             See accompanying notes to these consolidated financial statements.

                                                           F-7

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------

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

     As a result of the October 1997 acquisition of Computer Age Dentist, Inc., the Company is engaged in the sale of dental practice management software and equipment. The Company also provides related software maintenance and support services.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MedPacific Corporation and Computer Age Dentist, Inc. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

     The Company's consolidated financial statements are based on a number of estimates, including the allowance for doubtful accounts, the provision for obsolete and slow-moving inventories, the selection of estimated useful lives of intangible assets and property and equipment, realization of long-lived assets, and assumptions affecting the valuation of common stock issued in business combinations, and stock options and warrants granted to non-employees. It is reasonably possible that estimates affecting the provision for obsolete and slow-moving inventories and realization of long-lived assets will change in the forthcoming year and such revisions could be material.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1998, cash equivalents include a mutual fund that invests in money market instruments.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Property and Equipment - Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                             Years
                                                            -------
                  Demonstration equipment                      3
                  Machinery and equipment                    3 - 10
                  Furniture and fixtures                     3 - 10

     Leasehold improvements are amortized over the lesser of the life of the lease or the estimated useful life of the improvement.

     Software Development Costs - The Company capitalizes costs of producing software to be sold, leased, or otherwise marketed, incurred subsequent to establishing technological feasibility in accordance with Statement of Financial Accounting Standards No. 86.

     Amortization of capitalized software development costs is computed on a product-by-product basis. The annual amortization is the greater of the amount computed using the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue for that product or the straight-line method, not to exceed 7 years. In addition, management periodically compares the unamortized capitalized costs for each product to the net realizable value of that product. If the unamortized capitalized costs exceed the net realizable value, the excess will be charged to operations.

     The total amount charged to expense in the statements of operations for amortization of capitalized software costs was $417,800 and $-0- for the years ended September 30, 1998 and 1997, respectively, and is included in cost of sales.

     Costs incurred in researching, designing and planning for the development of new software are classified as research and development expenses and are charged to operations as incurred.

     Other Intangible Assets - Other intangible assets are stated at cost and are amortized utilizing the straight-line method over the following estimated useful lives:


                                                             Years
                                                            --------
                  Technical support contracts                   5
                  Goodwill                                     15
                  Non-compete agreements                       2.5
                  Patents and trademarks                     3 - 10


     Debt Issuance Costs - Debt issuance costs are amortized using the interest method over the term of the related debt.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     Warranty Reserve - The Company provides a warranty against defects in materials and workmanship, generally for a period between one month and one year following the date of sale of the equipment. Estimated future costs of product warranties are included in accrued expenses in the accompanying balance sheet.

     Research and Development - Research and development costs are charged to operations in the period incurred.

     Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising costs charged to operations amounted to $456,300 and $16,200 for the years ended September 30, 1998 and 1997, respectively.

     Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under FAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1998 and 1997 as all potential common shares were antidilutive.

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

     Revenue Recognition - The Company recognizes sales when finished goods are shipped to a customer. Revenue from the sale of the Company's proprietary software is recognized when the software is delivered and the Company has substantially performed all material obligations relating to the sale agreement and collectibility is deemed probable by management. Revenue from software services is recognized ratably over the contractual period or as the services are performed.

     Unearned revenue primarily represents payments received on deferred maintenance contracts that has not been earned. The amounts are amortized into revenue on a monthly basis using the straight-line method over the life of the contracts.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (FAS 123). FAS 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in FAS 123. The Company did not adopt FAS 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

     Segment Disclosures - Operating segments are components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. The only material segment that the Company is currently engaged in is the dental products segment. Accordingly, the accompanying financial statements do not include disclosures for the immaterial medical products segment.

     Reclassifications  - Certain amounts in the 1997 financial  statements have
     been   reclassified   to  conform   with  the  1998   presentation.   These
     reclassifications had no effect on the 1997 net loss.


2. LIQUIDITY:
   ---------

     Through September 30, 1998, the Company has incurred substantial operating losses and negative cash flows from operations. The Company's future viability depends on its ability to increase sales and become profitable.

     During 1996, the Company developed intraoral dental cameras for use as a diagnostic tool for the dental profession. As discussed in Note 4, the Company completed three business acquisitions during the year ended September 30, 1998. As a result of these activities, the Company realized an increase in sales in fiscal 1998 of approximately $6.9 million. However, despite the positive impact of increases in sales, the Company has struggled to generate adequate working capital to finance this growth. At September 30, 1998, the Company had working capital of $448,900, and management has devoted substantial efforts to obtain additional capital to finance planned activities for fiscal 1999.

     As discussed further in Note 5, the Company was successful in obtaining additional debt financing of $800,000 in October 1998 and payment terms were extended on certain notes payable to related parties. However, management believes additional capital is necessary to fund working capital

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     requirements related to additional increases in sales which are expected in the forthcoming year. The Company's ability to continue as a going concern is dependent on raising additional capital and to ultimately achieve profitable operations and positive cash flows from operating activities.


3. INVENTORIES:
   ------------

     Inventories consist of the following at September 30, 1998:


     Raw materials and replacement parts                   $   313,900
     Finished goods                                            787,000
                                                           -----------
         Total inventory                                     1,100,900

     Less provision for obsolete and slow-moving
       inventory                                              (221,300)
                                                           -----------

         Net inventories                                   $   879,600
                                                           ===========


     During the year ended September 30, 1997, management of the Company increased the provision for obsolete and slow-moving inventories by $346,800. Substantially all of this provision related to medical cameras and related products.


4. BUSINESS COMBINATIONS:
   ---------------------

     During the year ended September 30, 1998, the Company completed three acquisitions of businesses engaged in various aspects of the development and sale of practice management systems for the dental profession. In October 1997, the Company acquired 100% of the outstanding common stock of Computer Age Dentist, Inc. (CADI). CADI, which is located in Los Angeles, California, is engaged in the design, sale, and support of practice management software for the dental profession. The Company paid total consideration of $5,183,600 to acquire CADI, consisting of $334,300 in cash payments, $369,300 (net of discount) in notes payable, and 1,600,000 shares of the Company's common stock with an estimated fair value of $4,480,000.

     In February 1998, the Company completed the acquisition of 100% of the outstanding common stock of Information Presentation Systems, Inc. (IPS). IPS is located in Marietta, Georgia, and is engaged in the sale of customized multimedia systems for use in a variety of dental operatory applications. The Company paid total consideration of $888,200 to acquire IPS, consisting of $200,000 in cash payments, and 320,000 shares of the Company's common stock with an estimated fair value of $688,200.

     In April 1998, the Company completed the acquisition of 100% of the outstanding common stock of DOM, Inc., d/b/a Command Dental Systems (Command). Command is located in Farmington Hills, Michigan, and is engaged in the development and sale of computer software and hardware systems for the management of dental practices. The Company paid total consideration of $719,600 to acquire Command, consisting of notes payable of $379,600 (net of discount) and 141,700 shares of the Company's common stock with an estimated fair value of $340,000.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The acquisitions were accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the respective dates of acquisition. The Company recorded goodwill of approximately $1,024,500, $731,000, and $257,600 related to the acquisitions of CADI, IPS, and Command, respectively. In connection with the acquisitions, IPS and Command were merged into CADI. The following unaudited pro forma information assumes that the acquisitions had occurred on October 1, 1996:

                                                 Years Ended September 30,
                                              -------------------------------
                                                 1998                1997
                                              -----------         -----------
           Revenue                            $ 9,327,000         $ 7,548,000
           Net loss                           $(2,478,000)        $(2,022,000)
           Net loss per share                 $      (.26)        $      (.21)


5. LONG-TERM LIABILITIES:
   ---------------------

     Convertible Debentures - In October 1997, the Company issued convertible debentures totaling $1,100,000. The debentures are uncollateralized and bear interest at 8% per annum, payable semi-annually in cash or, at the Company's option, in shares of the Company's common stock. The principal balance is due October 2000 and the holder of the debentures has the option to convert the debentures into shares of the Company's common stock. Any unpaid principal and interest as of October 31, 2000 will automatically be converted into shares of the Company's common stock. The conversion price is equal to the average of the two lowest closing bid prices of the Company's common stock as reported by NASDAQ during the 60 trading days preceding the conversion date. The Company received net proceeds of $986,000 from the debentures, after paying all costs related to the issuance. Through September 30, 1998, the holder had converted $660,000 of debentures to 315,700 shares of common stock. In October 1998, the holder converted the remaining $440,000 of debentures to 234,667 shares of common stock.

     The Company also granted the debenture holder a warrant to purchase 84,615 shares of the Company's common stock. The warrant is exercisable until October 31, 2000 at an exercise price of $3.38. The estimated fair value of this warrant of $120,000 was accounted for as a discount on the convertible debentures.

     In July 1998, the Company issued additional convertible debentures totaling $1,100,000. The debentures are uncollateralized and bear interest at 8% per annum, payable semi-annually in cash or, at the Company's option, in shares of the Company's common stock. The principal balance is due July 2003 and the holder of the debentures has the option to convert the debentures into shares of the Company's common stock beginning in November 1998, when

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     one-third of the principal balance may be converted, January 1999 when two-thirds may be converted, and March 1999 when the entire balance may be converted. Any unpaid principal and interest as of July 31, 2003 will automatically be converted into shares of the Company's common stock. The conversion price is equal to the average of the two lowest closing bid prices of the Company's common stock as reported by NASDAQ during the 60 trading days preceding the conversion date. The Company received net proceeds of $1,003,000 from the debentures, after paying all costs related to the issuance.

     The Company also granted the Debenture holder a warrant to purchase 110,000 shares of the Company's common stock. The warrant is exercisable until July 31, 2003 at an exercise price of $2.58. The estimated fair value of this warrant of $100,000 was accounted for as a discount on the convertible debentures.

     At September 30, 1998, convertible debentures consist of the following:


      Interest at 8%, due October 2000, unsecured                   $  440,000
      Discount for fair value of warrant, net of accumulated
        amortization of $14,700                                        (33,300)
                                                                    ----------
           Net                                                         406,700
                                                                    ----------
      Interest at 8%, due July 2003, unsecured                       1,100,000
      Discount for fair value of warrant, net of accumulated
        amortization of $3,400                                         (99,500)
                                                                    ----------
           Net                                                       1,000,500
                                                                    ----------
            Convertible debentures                                  $1,407,200
                                                                    ==========

     In November 1998, the Company issued an additional $400,000 of convertible debentures with terms similar to the July 1998 issuance described above, except for a 3-month delay for the principal conversion privileges. The Company also agreed to issue an additional warrant for 40,000 shares exercisable until November 2003 at an exercise price of $2.58 per share.

     Notes Payable - At September 30, 1998, long-term debt consists of the following:


      Notes payable to former shareholders of CADI:
       Interest at 8%, due October 1998, unsecured                 $   400,000
       Discount for below-market interest, net of accumulated
        amortization of $28,000                                         (2,700)
                                                                   -----------
            Net                                                        397,300
                                                                   -----------
      Notes payable to former owners of Command:
       Interest at 6%, due April 2003, unsecured                       500,000
       Discount for below-market interest, net of accumulated
        amortization of $17,900                                        (92,600)
                                                                   -----------
            Net                                                        407,400
                                                                   -----------
       Interest at 8.5%, due April 1999, unsecured                      40,600
       Discount for below-market interest, net of accumulated
        amortization of $1,300                                            (900)
                                                                   -----------
            Net                                                         39,700
                                                                   -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Other                                                            23,600
                                                                    ---------
         Total notes payable                                          868,000

         Less current maturities                                     (546,100)
                                                                    ---------

         Notes payable, less current maturities                     $ 321,900
                                                                    =========

     The effective interest rate on the debt incurred under the notes payable to the former owners of CADI and Command was 15% to 16%.

     In October 1998, the notes payable to former shareholders of CADI were amended. The interest rate was increased to 12% and the principal payments were deferred to November 1998 for $99,000, February 1999 for $87,500, and the remaining balance is due by August 1999.

     Aggregate Maturities - As of September 30, 1998, aggregate maturities of notes payable and convertible debentures are as follows:


     Year Ending September 30,         Principal       Discount         Net
     -------------------------         ---------       --------     ----------

             1999                    $  614,100       $ (68,000)    $  546,100
             2000                        75,000         (60,500)        14,500
             2001                       515,000         (41,300)       473,700
             2002                        75,000         (35,000)        40,000
             2003                     1,225,100         (24,200)     1,200,900
                                     ----------        --------     ----------

             Total                   $2,504,200       $(229,000)    $2,275,200
                                     ==========       =========     ==========


     Obligations Under Capital Lease - In June 1998, the Company entered into a lease for computer equipment under an agreement classified as a capital lease. This equipment with a cost of $93,000, had accumulated amortization of $9,300 as of September 30, 1998. The following is a schedule of future minimum lease payments under this lease at September 30, 1998:


      Future minimum lease payments                                $  104,500
      Less amount representing interest                               (25,100)
                                                                   ----------
        Present value of net minimum lease payments                    79,400

      Less current maturities                                         (40,000)
                                                                   ----------

      Obligations  under capital  leases,  net of current
       maturities                                                  $   39,400
                                                                   ==========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Future minimum lease payments under this lease are as follows:


      Year Ending September 30,      Principal        Interest          Total
      -------------------------      ---------        --------         --------

             1999                    $ 40,000         $ 19,700         $ 59,700
             2000                      39,400            5,400           44,800
                                     --------         --------         --------

             Total                   $ 79,400         $ 25,100         $104,500
                                     -=======         -=======         ========

     Line-of-Credit - In October 1998, the Company entered into a line-of-credit agreement with a commercial bank. The line-of-credit provides for maximum borrowings of $1.0 million with an initial borrowing base of $400,000. Borrowings are collateralized by substantially all of the Company's assets and the maturity date is October 2001. The credit agreement contains various covenants which limit or prohibit the Company from incurring debt, paying dividends, and selling certain assets. The Company is also required to meet certain minimum financial ratios which the Company violated in fiscal 1999.


6. STOCK-BASED COMPENSATION:
   ------------------------

     Stock Option Plan - The Company has two stock option plans under which incentive and non-qualified stock options may be granted to officers, directors, employees, and consultants. Incentive stock options are required to have an exercise price which is not less than the fair market value of the stock at the date of grant. Under the first plan which was approved by shareholders in October 1988, an aggregate of 1,000,000 shares were reserved for issuance pursuant to the terms of the plan. Under the second plan which was approved by shareholders in June 1998, an aggregate of 1,500,000 shares were reserved for issuance pursuant to the terms of the plan. The maximum term is 10 years for options granted under both plans. No options have been granted under the 1998 plan. Activity in the 1988 stock option plan for the years ended September 30, 1998 and 1997 is as follows:

                                                      1988 Plan
                                              -----------------------------
                                                                Weighted
                                                                 Average
                                              Number of       Exercise Price
                                               Shares           Per Share
                                              ---------       --------------
      Outstanding, September 30, 1996          103,100             $2.02
          Granted                               29,500              2.43
          Exercised                            (70,900)             2.36
                                              --------
      Outstanding, September 30, 1997           61,700              1.83
          Granted                                5,000              2.63
          Exercised                             (7,500)             2.75
          Canceled                              (2,000)             3.00
                                              --------
      Outstanding, September 30, 1998           57,200              1.74
                                              ========

     Options available for future grant at September 30, 1998 totaled 1,500,000 shares under the 1998 plan. No shares were available for future grants under the 1988 plan.

     All options outstanding under the 1988 plan are vested at September 30, 1998. If not previously exercised, options outstanding at September 30, 1998, will expire as follows:


                                                Number of        Exercise
      Year Ending September 30,                  Shares            Price
      -------------------------                 ---------        --------
            2001                                 37,200            $1.38
            2002                                 15,000             2.33
            2003                                  5,000             2.63
                                                 ------            -----

                                                 57,200             1.74
                                                 ======            =====


     Non-Qualified Stock Options and Warrants - The Company has also granted non-qualified stock options and warrants to officers, directors, employees, consultants, and lenders. The following is a summary of activity during the years ended September 30, 1998 and 1997:

                                                                     Weighted
                                                                      Average
                                                   Number of      Exercise Price
                                                    Shares           Per Share
                                                ------------      --------------
      Outstanding, September 30, 1996              2,070,000          $2.73
          Granted to employees                        76,400           3.52
          Expired                                   (157,100)          3.50
          Exercised                                 (395,400)          2.29
                                                ------------

      Outstanding, September 30, 1997              1,593,900           2.80
          Granted to:
                 Employees                         2,358,200           3.48
                 Consultants                         300,000           4.42
                 Convertible debenture holders       194,600           2.93
          Canceled                                  (205,200)          3.22
          Exercised                                   (5,000)          2.75
                                                ------------

      Outstanding, September 30, 1998              4,236,500           3.28
                                                ============

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     If not previously exercised, non-qualified options and warrants expire as follows:


                                                                   Weighted
                                                                    Average
                                             Number of             Exercise
      Year Ending September 30:               Shares                 Price
      -------------------------              ---------             ---------
               1999                             50,000               $1.13
               2000                            175,800                1.16
               2000                            300,000                4.42
               2001                            115,000                2.00
               2001                            400,000                2.87
               2001                            190,000                3.75
               2002                             42,000                3.71
               2003                             70,000                1.50
               2003                            553,900                2.84
               2003                            989,800                4.04
               2005                          1,350,000                3.25
                                            ----------

                                             4,236,500                3.28
                                            ==========


     At September 30, 1998, a total of 1,666,500 non-qualified stock options and warrants are vested. Unvested employee performance options were outstanding for 115,000 shares, and unvested non-employee options were outstanding for 150,000 shares. These options vest when the Company achieves various revenue levels. The Company also has 2,305,000 options outstanding that vest at future dates. Vesting under most of these options can be accelerated if various performance targets are achieved.

     During the years ended September 30, 1998 and 1997, the Company recognized compensation expense of $8,900 and $28,900, respectively, related to employee performance options. The ultimate amount of compensation expense related to the employee performance options will be determined based on the market value of the Company's common stock on the date that the options vest.

     The fair value of options granted to non-employees in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                  Years Ended September 30,
                                                  -------------------------
                                                    1998             1997
                                                  --------         --------
        Expected volatility                           70%             87%
        Risk-free interest rate                      5.7%            6.2%
        Expected dividends                             0%              0%
        Expected terms (in years)                     1.5             3.0

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended September 30, 1998 and 1997, options granted to non-employees resulted in the recognition of approximately $25,000 and $20,000, respectively, of compensation expense.

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


                                                   Years Ended September 30,
                                                ------------------------------
                                                    1998              1997
                                                -----------       -----------
        Net loss:
             As reported                        $(2,521,500)      $(1,548,000)
             Pro forma                           (4,838,700)       (1,749,900)
        Net loss per common share:
             As reported                        $      (.27)      $      (.21)
             Pro forma                                 (.51)             (.23)

     For purposes of the above pro forma amounts, the weighted average fair value of options granted to employees for the years ended September 30, 1998 and 1997 was $1.67 and $1.41, respectively. The fair value of each employee option granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   Years Ended September 30,
                                                   -------------------------
                                                     1998             1997
                                                   -------           -------
        Expected volatility                          70%               87%
        Risk-free interest rate                      5.7%             6.1%
        Expected dividends                            0%               0%
        Expected terms (in years)                    4.0              3.2

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. INCOME TAXES:
   ------------

     The amounts which give rise to the net deferred tax asset at September 30, 1998, are as follows:


       Current Assets:
           Allowance for doubtful accounts                          $   40,400
           Provision for obsolete and slow-moving inventories           82,600
           Accrued expenses                                             31,600
                                                                    ----------
                  Total current assets                                 154,600
                                                                    ----------
       Long-term Assets:
           Property and equipment                                       29,700
           Patents, patents pending, and trademarks                     15,600
           Compensation expense related to stock options               177,400
           Net operating loss carryforwards                          7,161,600
           Research and development tax credit carryforwards            35,000
                                                                    ----------
                  Total long-term assets                             7,419,300
                                                                    ----------
       Total Deferred Tax Assets                                     7,573,900

       Valuation Allowance                                          (7,573,900)
                                                                    ----------
                                                                    $     --
                                                                    ==========

     Management has determined that a valuation allowance equal to the deferred tax assets is required since it is more likely than not that the benefits of these assets will not be realized. The valuation allowance increased by $397,000 and $625,000 during the years ended September 30, 1998 and 1997, respectively, due to the increase in the deferred tax asset balances which were completely offset by a valuation allowance at each of those dates.

     At September 30, 1998, the Company has approximately $19,200,000 of net operating loss carryforwards, and approximately $35,000 of research and development tax credit carryforwards, both of which expire in varying amounts from 1999 through 2018.


8. COMMITMENTS AND CONTINGENCIES:
   -----------------------------

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     During 1997, the license agreement was amended to eliminate the minimum annual royalty and to provide for future royalties generally equal to 2% of sales of the products that relate to the technology. For the years ended September 30, 1998 and 1997, the Company did not incur any royalty expense related to this agreement. The license agreement may be terminated by the Chairman in certain circumstances and the rights to the patents may revert to him if commercial development of the related products does not occur within prescribed deadlines.

     Distribution Agreement - During the year ended September 30, 1995, the Company transferred to an entity owned by the Chairman the rights to patents with a net book value of approximately $21,000. The patents had originally been obtained from the Chairman under the license agreement described above, and were transferred because the Company was unable to obtain FDA approval for products using the patents. The related entity has since obtained FDA approval and has entered into an exclusive agreement to have the Company distribute all products it manufactures. The agreement expires in June 2000. The Company purchased approximately $32,000 of products under the agreement through September 30, 1998.

     Regulatory Matters - The Company's medical products are regulated by the Federal Food and Drug Administration (FDA). The Company cannot ensure that an adverse financial impact will not occur should the FDA find the Company's Good Manufacturing Practices are in non-compliance with current Federal regulations. If the FDA finds that a manufacturer is not in compliance, the manufacturer may be prohibited from marketing the products for which they are not in compliance, until such time as the manufacturer complies with the applicable FDA regulation.

     Operating Leases - The Company conducts its operations from leased facilities and leases certain equipment. The terms of the facilities leases require the Company to pay all maintenance, utilities, property taxes and insurance. Rent expense has been recorded on a straight-line basis over the life of the lease. Following is a schedule of future minimum commitments under operating leases having an initial or remaining term of more than one year.

           Years Ending September 30,

                   1999                                   $  286,900
                   2000                                      208,700
                   2001                                      177,600
                   2002                                       78,600
                   2003                                       34,800
                                                          ----------
                                                          $  786,600
                                                          ==========

     Total rent expense was $421,900 and $177,100 for the years ended September 30, 1998 and 1997, respectively.

     Letter-of-Credit - At September 30, 1998, the Company had a standby letter-of-credit (LOC) for $50,000 which was required by one of its vendors. The LOC can be accessed by the vendor if the Company does not pay

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     amounts owed to the vendor on a timely basis. The LOC bears interest at the prime rate plus 2% and expires in June 1999. The LOC is collateralized by a certificate of deposit for $50,000, which is included in restricted cash in the accompanying balance sheet. There was no balance outstanding under the LOC at September 30, 1998.

     Employment Agreements - During 1998, the Company has entered into employment agreements with four individuals who are officers or directors of the Company or CADI. The agreements are effective for a period of five years and provide for aggregate annual compensation of $360,000.

     Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is not currently involved in any such incidental litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


9. SIGNIFICANT CONCENTRATIONS:
   --------------------------

     During the year ended September 30, 1997, the Company had sales to a single customer which accounted for 61% of net sales. At September 30, 1998, the Company had accounts receivable from a single customer of $250,400.

     At September 30, 1998, the Company had an investment in a single mutual fund that invests in money market instruments. The amount invested is not covered by Federal insurance and totaled $450,300 at September 30, 1998.

     During the year ended September 30, 1998, the Company issued $2.2 million of convertible debentures to a single lender. In October 1998, the Company issued an additional $400,000 of convertible debentures to this lender.