Form 10QSB/A
period 1997-12-31
MEDICAL DYNAMICS INC
filed 1999-01-15
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                FORM 10-QSB / A1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                      84-0631765
--------                                                    --------------
State or other jurisdiction of                              I.R.S. Employer
incorporation or organization                              Identification No.


99 INVERNESS DRIVE EAST, ENGLEWOOD, CO                            80112
--------------------------------------                            -----
Address of principal executive offices                           Zip Code

Registrant's telephone number, including area code:  303-790-2990

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                               December        September
                                                     31, 1997         30, 1997
                                                   -----------      -----------
CURRENT ASSETS
    Cash and equivalents                           $ 1,179,300      $   836,400
  Restricted cash                                       50,000           50,000
    Trade receivables, less
     allowance for doubtful
     accounts of $25,000 and $5,000                    638,200          127,500
    Inventories                                        610,900          683,400
    Prepaid expenses                                   134,600           15,700
                                                   -----------      -----------

        Total Current Assets                         2,613,000        1,713,000
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
    Demonstration equipment                            306,400          296,700
    Machinery and equipment                            363,200          334,300
  Furniture and fixtures                               236,600          221,300
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                       960,700          906,800
    Less accumulated deprecia-
      tion and amortization                           (843,600)        (830,600)
                                                   -----------      -----------
        Property and Equipment, Net                    117,100           76,200
                                                   -----------      -----------

OTHER ASSETS
  Software development
   costs net of accumulated
   amortization of $101,100                          2,747,500             --
  Non-compete agreement net of
   accumulated amortization of $16,600                 182,600             --
  Technical support
   contracts net of accumulated
   Depreciation of $74,200                           1,410,300             --
  Goodwill, net of accumulated
   amortization of $18,800                           1,110,500             --
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $738,600
      and $734,300                                      56,900           49,700
    Inventories                                         32,000           32,000
  Other                                                 22,600           46,000
                                                   -----------      -----------
        Total Other Assets                           5,562,400          127,700
                                                   -----------      -----------

TOTAL ASSETS                                       $8,292,500        $1,916,900
                                                   ==========        ==========

                 See Notes to Consolidated Financial Statements.
                                      -2-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   December         September
                                                   31, 1997          30, 1997
                                                 ------------      ------------
CURRENT LIABILITIES
    Accounts payable                             $    389,100      $    297,600
    Accrued expenses                                  139,200            61,100
    Warranty reserve                                   11,000            11,000
  Notes payable-related parties                       376,700              --
  Deferred revenue                                    376,500              --
    Accrued income taxes                              129,000              --
                                                 ------------      ------------
      Total Current Liabilities                     1,421,500           369,700
                                                 ------------      ------------

LONG TERM LIABILITIES
 Convertible debenture                              1,100,000              --
 Other long term liabilities                           34,100              --
                                                 ------------      ------------
      Total Long Term Liabilities                   1,134,100              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                             --                --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 9,255,736
      and 7,627,300 shares                              9,300             7,600
    Additional paid-in capital                     23,319,100        18,811,100
    Accumulated deficit                           (17,591,500)      (17,271,500)
                                                 ------------      ------------
        Total Stockholders= Equity                  5,736,900         1,547,200
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  8,292,500      $  1,916,900
                                                 ============      ============


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Quarter Ended
                                                          December 31,
                                               --------------------------------
                                                   1997                1996
                                               -----------          -----------
Medical & Dental sales                         $   505,800          $   197,600
Cost of goods sold                                 436,100              145,300
                                               -----------          -----------
    Gross profit                                    69,700               52,300

Software sales                                   1,003,600                 --
Cost of goods sold                                 266,700                 --
                                               -----------          -----------
    Gross profit                                   736,900                 --

Other operating
  revenue                                              500                6,900
                                               -----------          -----------

Operating expenses:
 Selling, general and
  administrative                                 1,057,800              328,700
 Depreciation and
  amortization                                      54,300               38,800
  Research and
    development                                      4,100               32,300
                                               -----------          -----------
  Total Operating Exp                            1,116,200              399,800
                                               -----------          -----------

Operating Loss                                    (309,100)            (340,600)
                                               -----------          -----------

Other income/(expense)
  Interest income                                   13,900               11,100
  Interest expense                                 (24,700)                (500)
  Other income/(expense)                           (10,800)              10,600
                                               -----------          -----------
Net loss                                       $  (319,900)         $  (330,000)
                                               ===========          ===========

Earnings per share                             $     (0.04)         $     (0.05)
                                               ===========          ===========

Weighted average
 number of shares
 outstanding                                     8,866,000            7,309,000
                                               ===========          ===========



                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                      1997              1996
                                                 ------------       ------------
Cash Flows From Operating
 activities:
 Net Loss                                         $  (319,900)      $  (330,000)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation                                           87,200            25,700
Amortization                                          145,500            13,100
Fair value Common Stock Options                        13,600
Changes in operating assets
 and liabilities, net of effects
 from purchase of CADI:
  Decrease (increase)in:
   Trade receivable                                  (262,200)           41,700
   Inventories                                        103,100           (80,000)
   Prepaid expenses                                    (5,200)             --
  Increase (decrease) in:
   Accounts payable                                   (17,200)         (108,900)
   Accrued expenses                                     8,000              --
   Deferred revenue                                    18,100              --
   Accrued royalties                                     --              30,000
                                                  -----------       -----------
Net cash used in operating
 activities                                          (242,600)         (394,800)
                                                  -----------       -----------

Cash Flows From Investing
  activities:
 Increase in intangible assets                         (8,400)           (4,000)
 Loss on disposal of
  demonstration equipment                                --              41,600
 Payment for acquisition of CADI                     (379,200)             --
 Additions to patents                                 (18,300)             --
 Purchase of property and
  equipment                                           (24,500)          (38,500)
 Deposits and other                                      --              (4,900)
                                                  -----------       -----------
Net Cash used in
 investing activities                                (430,400)           (5,800)
                                                  -----------       -----------

Cash Flows from Financing
  activities:
 Proceeds from exercise of
  options to purchase common stock                     29,600           441,400
 Net proceeds from issuance
 of convertible debenture                             986,300              --
                                                  -----------       -----------
                                                    1,015,900           441,400
                                                  -----------       -----------
Net Increase in Cash and
 Equivalents                                          342,900            40,800
Cash and Equivalents
 Beginning of period                                  836,400           993,200
                                                  -----------       -----------

Cash and Equivalents
 end of period                                    $ 1,179,300       $ 1,034,000
                                                  ===========       ===========

Supplemental Disclosures of
  Cash Flow Information:
 Cash paid for interest                           $      --         $       500
                                                  ===========       ===========

Supplemental Schedule of
  Noncash Investing and
  Financing Activities:
 Demonstration equipment
  transfers from inventories                      $      --         $   102,000
 Common stock issued for
  acquisition of CADI                               4,480,000              --
 Notes payable for
  acquisition of CADI                                 372,000              --
    (net of discount)
Debt issuance costs incurred
  for convertible debenture                           113,700              --














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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




NOTE 4.  INVENTORIES

     Inventories consist of the following at December 31, 1997 and September 30, 1997:

                                          December 31,            September 30,
                                              1997                    1997
                                          -----------             -------------
Raw materials, purchased and
 replacement parts                        $  848,500               $ 723,900
Finished goods                               420,800                 422,300
Work in process                              (69,600)                126,000
Allowance for obsolescence                  (556,800)               (556,800)
Less inventory classified
 as long term                                (32,000)                (32,000)
                                          ----------               ---------
                                          $  610,900               $ 683,400
                                          ==========               =========

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

Note 6. Prior Period Adjustment

     The 1998 financial statements reflect the revaluation of the common stock issued as consideration for three acquisitions that were completed in fiscal 1998. The impact of this revaluation was to increase stockholders' equity, software development costs, and goodwill. The revaluation also increased the net loss due to higher amortization expense. The valuation of the common stock reflected in the Company's 1998 interim financial statements was based upon the report of an independent valuation expert. However, based on comments recently received from the Securities and Exchange Commission, the value of the shares issued in each of the acquisitions was increased.

     The Company has also recognized discounts on the debt incurred in the acquisitions due to below market interest rates.

     The impact of the revaluation on the Company's 1998 quarterly financial statements is summarized as follows:


                               Originally              As
                                Reported            Restated          Change
                                --------            --------          ------

Current Assets                 $2,613,000         $2,613,000          $    --
Long-term Assets                5,235,000          5,679,500           444,500
Current Liabilities             1,444,800          1,421,500           (23,300)
Long-term Liabilities           1,134,100          1,134,100               --
Stockholders' Equity            5,269,100          5,736,900           467,800

Net Loss                       $(307,700)         $(319,900)           (12,200)

Net Loss Per Share             $   (0.03)         $   (0.04)          $  (0.01)

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

     Financial Condition. (December 31, 1997 as compared to September 30, 1997) During the three month period ended December 31, 1997, the MEDY's net working capital decreased approximately $151,800. Principal changes in the components of net working capital for the fiscal quarter ended December 31, 1997 consist of:

                                     December     September      W/C
                                    31, 1997      30, 1997      Effect
                                    --------      --------      ------

Cash & Equivalents                 $1,229,300     $ 886,400    $342,900
Trade Receivables                     638,200       127,500     510,700
Inventories                           610,900       683,400     (72,500)
Pre-paids                             134,600        15,700     118,900
                                   ----------     ---------    --------
Current Assets:                     2,613,000     1,713,000     900,000

Accounts Payable                      389,100       297,600      91,500
Accrued Expenses                      139,200        61,100      78,100
Warranty Reserve                       11,000        11,000           0


Notes payable-
  related parties, net                376,700           --      376,700

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


Deferred revenue                     376,500             --       376,500
Accrued taxes                        129,000             --       129,000
                                  ----------     ----------     ---------
Current Liabilities:               1,421,500        369,700     1,051,800

Working Capital:                  $1,191,500     $1,343,300     $(151,800)
                                  ==========     ==========     =========

     Working capital decreased during the first quarter of fiscal 1998 by $151,800. The components of the decrease in working capital included negative cash flow from operations of $242,600, payment of the cash portion of the consideration for the acquisition of Computer Age Dentist, Inc. (CADI) of $379,200, and other capital expenses incurred by MEDY during the quarter.

     Offsetting the expenditures of cash for operations and in investing activities, MEDY raised net proceeds of $986,300 from the sale of a $1,100,000 convertible debenture during the first quarter, as well as proceeds from the exercise of options held by employees which provided additional working capital to MEDY.

     The acquisition of CADI and the placement of the convertible debenture during the first quarter of fiscal 1998 were extraordinary transactions which have no parallel in prior periods. Do to the fundamental requirement for MEDY to achieve a positive cash flow from operations and net income, MEDY will continue reviewing expenses, reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins. In an effort to increase sales revenues from higher-margin products, MEDY acquired CADI in October 1997 and completed the acquisition of Information Presentation Systems, Inc., of Marietta, Georgia (IPS) on February 6, 1998. The CADI acquisition and the IPS acquisition are expected to substantially increase MEDY=s revenues.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     MEDY believes that its existing capital resources are sufficient for the current fiscal year and the only significant capital expenditure is in association with MEDY's acquisition of Information Presentation Systems, Inc.(IPS). MEDY entered into a non-binding letter of intent to acquire IPS, dated January 5, 1998. The closing took place on February 6, 1998, with an effective date of February 1, 1998. In its eight year history, IPS has grown into one of the nation's largest suppliers of customized multimedia systems for use in a variety of dental operatory environments. IPS has been involved in the development and marketing of several dental technology products, including intra-oral video cameras, video and computer image storage systems, patient management systems, and digital radiography and micoabrasion instruments. For the period ended December 31, 1997, IPS is estimated to have achieved unaudited gross revenues of approximately $3 million. Medical Dynamics intends to consolidate IPS with its newly acquired Computer Age Dentist, Inc. (CADI) subsidiary. The resulting entity will handle the sale, installation, training and follow-up support for the expanded line of dental products. With the completed purchase of IPS, CADI will offer a broad range of products for the dental industry, including practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks and digital x-ray systems. MEDY's goal is to become the "Single Source Technology Solution" for dental practices moving into the complex digital/computer age. Although as noted, Management believes that, even after the acquisition of IPS, MEDY has sufficient capital resources for the current fiscal year and beyond, MEDY is reviewing other possible acquisition candidates and, if MEDY seeks to complete another acquisition (of which there can be no assurance), MEDY may need additional capital. MEDY is not seeking any additional capital at this time, and there can be no assurance that MEDY will attempt another acquisition or that if MEDY needs additional financing, it will be available on reasonable terms, if at all. MEDY is not seeking additional debt or equity capital at this time, although there are 1,103,000 vested common stock options outstanding as of December 31, 1997, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.00 per share and at February 9, 1998 the price of the MEDY's common stock was approximately $2.88. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions as well as research and development.

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



            As a percent of
             total revenue
             for the three                                                     Percentage
             month period                                                      change from
            ended Dec. 31,                                                    the prior years'
         1997          1996         Revenue/Expense Items                    comparable period
         ----          ----         ---------------------                    -----------------

         33.5%         100.0%       Medical /Dental Sales                         156.0%
        (28.9%)        (73.5%)      COGS Medical                                  200.1%
          4.6%          26.5%       Gross Profit Medical                           33.3%
         66.5%           0.0%       Software Sales                                100.0%
        (17.7%)          0.0%       COGS Software                                 100.0%
         48.8%           0.0%       Gross Profit Software                         100.0%
          0.0%           3.5%       Other Operating Revenue                       (92.8%)
         70.1%         166.3%       Selling, General and Administrative           221.8%
          3.6%          19.6%       Depreciation and Amortization                  20.6%
          0.3%          16.3%       Research and Development                      (87.3%)
          0.9%           5.6%       Interest Income                                25.2%
          1.6%           0.3%       Interest Expense                            3,900.0%
        (20.4%)       (167.0%)       Net Loss                                      (6.8%)


     Revenue. Medical and dental sales for the three months ended December 31, 1997 and 1996 were $505,800 and $197,600, respectively, for an increase of $308,200 or 156.0%. Overall medical sales were up $33,000 or 45.1% and dental sales were up $274,000 or 217.5%. MEDY has closed on the acquisition of IPS as of February 6, 1998 and it should be noted that approximately 70% of MEDY=s dental camera sales for the three months ended December 31, 1997 were made to IPS. Foreign market sales are negligible at less than 2% of total net sales.

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

                                    December          December
                                    31, 1997          31, 1996
                                   ----------         ---------
Medical Sales                      $  105,800         $  73,000
Dental Sales                          400,000           126,000
Software Sales                        601,400                --
Hardware Sales                         82,000                --
Support                               287,600                --
Electronic Billing                     35,600                --
                                    ---------         ---------
 Total Revenue:                    $1,509,400         $ 197,600
                                   ==========         =========


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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the three months ended December 31, 1997 and 1996 were $1,057,800 and $328,700, respectively, for an increase of $729,100 or 221.8%. The acquisition of CADI and it=s related expense stream accounts for $651,700 of this variance. The remaining variance of $77,400 over the same three month period of 1996 is attributed to the increased S,G&A costs associated with a 156.0% increase in medical and dental sales for the same period.

     Depreciation and Amortization. Depreciation and amortization for the three months ended December 31, 1997 and 1996 totaled $54,300 and $38,800, respectively, for an increase of $15,500 or 39.9%. The CADI portion accounts for $39,400 of this variance. The remaining variance is a decrease of $23,900 due to the retirement of demonstration and loaner equipment in fiscal 1997.

     Research and Development Costs (R&D). For the three months ended December 31, 1997 and 1996 R & D expenses were $4,100 and $32,300 respectively, for a decrease of $28,200 or 87.3%.The Registrants policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

     Interest Income and Expense. Interest income is a function of current cash invested for the period; the balances for December 31, 1997 and 1996 was $13,900 and $11,100 respectively. Interest expense for the three months ended December 31, 1997 and 1996 was $24,700 and $500, respectively, for an increase of $24,200. The components of interest expense are, interest on notes payable to related parties for the CADI acquisition of $2,667 per month for two months, interest on the convertible debenture of $7,333 per month for two months, and amortization of debt discount of $4,700.


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



Date: January 12, 1999               /s/ Van A. Horsley
                                     -------------------------------------------
                                     Van A. Horsley, President,  Principal
                                     Executive Officer, and Principal Financial
                                     Officer