Form 10QSB/A
period 1998-03-31
MEDICAL DYNAMICS INC
filed 1999-01-15
CIK 216540

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                March 31      September 30
                                                       1998             1997
CURRENT ASSETS                                     -----------      ------------
    Cash and equivalents                           $   724,700      $   836,400
  Restricted cash                                       50,000           50,000
    Trade receivables, less
     allowance for doubtful
     accounts of $144,000 and $5,000                   356,500          127,500
    Inventories                                      1,017,000          683,400
    Prepaid expenses                                    26,100           15,700
                                                   -----------      -----------
        Total Current Assets                         2,174,300        1,713,000
                                                   -----------      -----------
PROPERTY AND EQUIPMENT
    Demonstration equipment                            369,200          296,700
    Machinery and equipment                            403,800          334,300
  Furniture and fixtures                               252,000          221,300
    Leasehold improvements                              54,500           54,500
                                                   -----------      -----------
                                                     1,079,500          906,800
    Less accumulated deprecia-
      tion and amortization                           (778,400)        (830,600)
                                                   -----------      -----------
        Property and Equipment, Net                    301,100           76,200
                                                   -----------      -----------
OTHER ASSETS
  Software development
   costs net of accumulated
   amortization of $200,800                          2,690,400             --
  Non-compete agreement net of
   accumulated amortization of $33,200                 166,000             --
  Debt issuance Costs net of
   accumulated amortization of $36,800                 181,200             --
  Technical support
   contracts net of accumulated
   Amortization of $148,500                          1,336,100             --
  Goodwill, net of accumulated
   amortization of $52,800                           1,860,100             --
  Patents, patents pending and
      trademarks, net of accumulated
      amortization of $742,900
      and $734,300                                      52,600           49,700
    Inventories                                         32,000           32,000
  Other                                                 27,000           46,000
                                                   -----------      -----------
        Total Other Assets                           6,345,400          127,700
                                                   -----------      -----------
TOTAL ASSETS                                       $ 8,820,800      $ 1,916,900
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    March 31       September 30
                                                     1998              1997
                                                 ------------      -------------
CURRENT LIABILITIES
    Accounts payable                             $    345,700      $    297,600
    Accrued expenses                                  334,600            72,100
  Notes payable-related parties                       383,700              --
  Deferred revenue                                    354,000              --
                                                 ------------      ------------
      Total Current Liabilities                     1,418,000           369,700
                                                 ------------      ------------

 CONVERTIBLE DEBENTURE                                990,000              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001
      par value; authorized
      5,000,000 shares; none
      issued and outstanding                             --                --
    Common stock, $.001 par
      value; authorized
      15,000,000 shares;
      issued 9,646,016
      and 7,627,300 shares                              9,600             7,600
    Additional paid-in capital                     24,281,500        18,811,100
    Accumulated deficit                           (17,878,300)      (17,271,500)
                                                 ------------      ------------
        Total Stockholders= Equity                  6,412,800         1,547,200
                                                 ------------      ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  8,820,800      $  1,916,900
                                                 ============      ============




                 See Notes to Consolidated Financial Statements.

                                           MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                            Quarter Ended                               Six months
                                               March 31,                              ended March 31,
                                  ---------------------------------           ---------------------------------
                                     1998                   1997                 1998                  1997
                                  ----------            -----------           -----------           -----------

Medical & Dental sales            $   454,800           $   290,700           $ 1,042,600           $   488,300
Cost of sales                         290,300               226,800               802,100               372,100
                                  -----------           -----------           -----------           -----------
    Gross profit                      164,500                63,900               240,500               116,200

Software sales                        572,200                  --               1,165,000                  --
Cost of sales                         101,700                  --                 235,300                  --
                                  -----------           -----------           -----------           -----------
    Gross profit                      470,500                  --                 929,700                  --

Software Support sales                310,700                  --                 639,400                  --
Cost of sales                          74,200                  --                 148,500                  --
                                  -----------           -----------           -----------           -----------
    Gross profit                      236,500                  --                 490,900                  --

Other operating
 revenue                                8,700                10,000                 9,400                16,800
                                  -----------           -----------           -----------           -----------
Total Operating Revenue               880,200                73,900             1,670,500               133,000
                                  -----------           -----------           -----------           -----------

Operating expenses:
 Selling, general and
  administrative                    1,062,100               298,200             2,186,400               635,600
 Royalties                                  0                30,000                     0                60,000
 Research and
  development                          15,100                48,700                19,200                81,000
                                  -----------           -----------           -----------           -----------
Total Operating Exp                 1,077,200               376,900             2,205,600               776,600
                                  -----------           -----------           -----------           -----------

Operating Loss                       (197,000)             (303,000)             (535,100)             (643,600)
                                  -----------           -----------           -----------           -----------

Other income/(expense)
  Interest income                      12,200                15,700                26,100                26,900
  Interest expense                    (72,900)                    0               (97,800)                 (500)
                                  -----------           -----------           -----------           -----------
                                      (60,700)               15,700               (71,700)               26,400
                                  -----------           -----------           -----------           -----------

Net loss                          $  (257,700)          $  (287,300)          $  (606,800)          $  (617,200)
                                  ===========           ===========           ===========           ===========

Earnings per share                $     (0.03)          $     (0.04)          $     (0.07)          $     (0.08)
                                  ===========           ===========           ===========           ===========

Weighted average
 number of shares
 outstanding                        9,474,400             7,542,600             9,163,300             7,531,900
                                  ===========           ===========           ===========           ===========

                                  See Notes to Consolidated Financial Statements.

                                                       -4-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended March 31,
                                                    --------------------------
                                                       1998             1997
                                                       ----             ----
Cash Flows From Operating
 activities:
 Net Loss                                         $  (606,800)      $  (617,200)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Depreciation                                           86,400            51,400
Amortization                                          382,800            26,200
Fair value Common Stock Options                         1,300            46,900
Common stock issued for
 expense                                               35,800              --
Loss on disposal of loaner
 equipment                                               --              41,600
Changes in operating assets
 and liabilities, net of effects
 from purchase of businesses:
  Decrease (increase)in:
   Trade receivable                                    44,800           (24,500)
   Inventories                                       (182,900)         (123,700)
   Prepaid expenses                                    18,900              --
   Other Assets                                        19,000           (14,400)
  Increase (decrease) in:
   Accounts payable                                  (128,400)          (51,900)
   Accrued expenses                                    40,300           (44,500)
   Deferred revenue                                   (10,700)             --
   Accrued royalties                                     --              60,000
                                                  -----------       -----------
Net cash used in operating
 activities                                          (299,500)         (650,100)
                                                  -----------       -----------

Cash Flows From Investing
  activities:
 Payment for acquisition of
  businesses                                         (564,400)             --
 Additions to patents                                 (10,900)           (9,100)
 Purchase of property and
  equipment                                          (226,500)          (24,800)
 Deposits and other                                      --             (30,000)
                                                  -----------       -----------
Net Cash used in
 investing activities                                (801,800)          (63,900)
                                                  -----------       -----------

Cash Flows from Financing
  activities:
 Principal payments on long
  term debt                                           (26,300)             --
 Proceeds from exercise of options
  to purchase common stock                             29,600         1,046,300
 Net proceeds from issuance
 of convertible debenture                             986,300              --
                                                  -----------       -----------
                                                      989,600         1,046,300
                                                  -----------       -----------
                                      -5-

Net Decrease in Cash and
 Equivalents                                         (111,700)           332,300
Cash and Equivalents
 Beginning of period                                  836,400            993,200
                                                  -----------        -----------
Cash and Equivalents
 end of period                                    $   724,700        $ 1,325,500
                                                  ===========        ===========

Supplemental Disclosures of
  Cash Flow Information:
 Cash paid for interest                           $      --          $       500
                                                  ===========        ===========

Supplemental Schedule of
  Noncash Investing and
  Financing Activities:

 Common stock issued for
  acquisition of businesses                         5,168,100               --
 Notes payable for
  acquisition of businesses                           372,000               --
 Debt issuance costs incurred
  for convertible debenture                           113,700               --
 Debt assumed in business
  combinations                                         59,900               --
 Fair value of warrants issued
  for debt issuance costs                             120,000               --
 Conversion of debentures to
  common stock                                        110,000               --
 Demonstration equipment
  transfers from inventories                      $      --          $   102,000










                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s ("MEDY" or the "Company") Form 10-KSB for the year ended September 30, 1997. The results of operations for the periods ended March 31, 1998 and March 31, 1997 are not necessarily indicative of operating results for the full years.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



NOTE 4.  INVENTORIES

     Inventories consist of the following at March 31, 1998 and September 30, 1997:

                                           March 31,         September 30,
                                             1998                 1997
                                          ---------          -------------
Raw materials, and
 replacement parts                       $  864,000            $ 723,900
Finished goods                              757,700              422,300
Work in process                              67,800              126,000
Allowance for obsolescence                 (640,500)            (556,800)
Less inventory classified
 as long term                               (32,000)             (32,000)
                                         ----------            ---------
                                         $1,017,000            $ 683,400
                                         ==========            =========

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

Note 6. Prior Period Adjustment

     The 1998 financial statements reflect the revaluation of the common stock issued as consideration for the three acquisitions that were completed in fiscal 1998. The impact of this revaluation was to increase stockholders equity, software development costs, and goodwill. The revaluation also increased the net loss due to higher amortization expense. The valuation of the common stock reflected in the Company's 1998 interim financial statements was based upon the report of an independent valuation expert. However, based on comments recently received from the Securities and Exchange Commission, the value of the shares issued in each of the acquisitions was increased.

The Company has also recognized discounts on the debt incurred in the acquisitions due to below market interest rate.

The impact of the revaluation on the Company's 1998 quarterly financial statements is summarized as follows:


                                   Originally       As
                                    Reported      Restated          Change
                                    --------      --------          ------

Current Assets                    $2,174,300     $2,174,300        $    --
Long-term Assets                   4,813,800      6,646,500         1,832,700
Current Liabilities                1,434,300      1,418,000           (16,300)
Long-term Liabilities                990,000       990,000              --
Stockholders' Equity               4,563,800      6,412,800        1,849,000

Net Loss
3 months ended March 31, 1998     $(209,900)     $(257,700)        $(47,800)
6 months ended March 31, 1998      (517,600)      (606,800)         (89,200)

Net Loss Per Share
3 months ended March 31, 1998     $   (0.02)     $   (0.03)        $  (0.01)
6 months ended March 31, 1998         (0.06)         (0.07)           (0.01)

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

     Except for historical information contained herein, the statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the actual results in future periods to differ materially from forecasted results. These risks and uncertainties include, among other things, product demand, market competition, risks inherent in MEDY=s international operations and the possibility that contemplated acquisitions will not occur. These and other risks are described elsewhere herein and in the Company's other filings with the Securities and Exchange Commission.

         Financial Condition. (March 31, 1998 as compared to September 30, 1997) During the six month period ended March 31, 1998, MEDY's net working capital decreased approximately $587,000. Principal changes in the components of net working capital for the fiscal quarter ended March 31, 1998 consist of:

                              March       September      W/C
                             31, 1998      30, 1997      Effect
                            ---------     ---------   ----------
Cash & Equivalents         $  774,700     $ 886,400   $(111,700)
Trade Receivables             356,500       127,500     229,000
Inventories                 1,017,000       683,400     333,600
Pre-paids                      26,100        15,700      10,400
                            ---------     ---------     -------
Current Assets:             2,174,300     1,713,000     461,300

Accounts Payable              345,700       297,600     (48,100)
Accrued Expenses              334,600        72,100    (262,500)
Notes payable-
 related parties              383,700            --    (383,700)
Deferred revenue              354,000            --    (354,000)
                            ---------      --------    ---------
Current Liabilities         1,418,000       369,700  (1,048,300)

Working Capital             $ 756,300    $1,343,300   $(587,000)
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

     The acquisition of CADI, the placement of the convertible debentures, and the acquisition of IPS during the first and second quarters of fiscal 1998 were extraordinary transactions which have no parallel in prior periods. Due to the fundamental requirement for MEDY to achieve a positive cash flow from operations and net income, MEDY will continue to direct it=s efforts toward eliminating or minimizing expenses, reviewing and improving product profit margins, and increasing revenues from the sale of products with higher profit margins. In an effort to increase sales revenues from higher-margin products, MEDY acquired CADI in October 1997, IPS on February 6, 1998 and Command Dental Systems, Inc., of Farmington Hills, MI., on April 1,1998. These acquisitions are expected to substantially increase MEDY=s revenues, cash flows from operations, and future profitability, although no assurances of those facts can be given.

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

            As a percent of
             total revenue
              for the six                                                                Percentage
              month period                                                               change from
             ended March  31,                                                           the prior years'
           ---------------------
           1998             1997        Revenue/Expense Items                          comparable period
           ----             ----        ---------------------                          -----------------

         36.5%              96.7%         Medical /Dental Sales                             113.5%
        (28.1%)            (73.7%)        COS Medical/Dental                                115.6%
          8.4%              23.0%         Gross Profit Medical/Dental                       107.0%
         40.8%               0.0%         Software Sales                                      n/a
         (8.2%)              0.0%         COS Software                                        n/a
         32.5%               0.0%         Gross Profit Software                               n/a
         22.4%               0.0%         Software Support Sales                              n/a
         (5.2)%              0.0%         COS Software Support                                n/a
         17.2%               0.0%         Gross Profit Software Support                      n/a
          0.3%               3.3%         Other Operating Revenue                           (44.0%)
         76.5%             125.8%         Selling, General and Administrative               237.1%
          0.0%              11.9%         Royalties                                        (100.0%)
           .7%              16.0%         Research and Development                          (76.3%)
          0.9%               5.3%         Interest Income                                   ( 3.0%)
          3.4 %              0.1%         Interest Expense                                17080.0%
        (21.2%)           (122.2%)        Net Loss                                          -16.1%


     Revenue. Medical/Dental sales for the six months ended March 31, 1998 and 1997 were $1,042,600 and $488,300 respectively, for an increase of $554,300 or 113.5%. Medical/ Dental sales for the three months ended March 31, 1998 and 1997 were $454,800 and $290,700 respectively, for an increase of $164,100 or 56.4%. The increase in sales was due to MEDY's sale of computer hardware, multi-operatory video/digital networks, and digital x-ray systems ("hardware"), which is a new product line resulting from the acquisition of IPS. There were no sales of hardware during the comparable periods of fiscal 1997.

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

  MEDY anticipates that revenues will increase further as the result of the acquisition of IPS in February 1998 and the expansion of MEDY's market for dental office management products through the acquisition of Command Dental Systems, Inc. in April of 1998. MEDY believes that gross profit from these activities will also improve as MEDY's general and administrative expenses are consolidated and it=s operations become more efficient. There can be no assurance that these positive changes will ever result in an increase in cash from MEDY's operations or net income (as compared to MEDY's historical net losses), but MEDY's goal is to achieve profitability on at least a quarterly basis during latter fiscal 1999.

Please refer to the schedule below for a more detailed breakdown of revenues.

                               Quarter Ended             Six Months Ended
                               -------------             ----------------
                           March 31,     March 31,      March 31,    March 31,
                             1998          1997           1998          1997
                           ---------     ---------     ----------     ---------

Medical/Dental Sales       $ 454,800     $ 290,700     $1,042,600     $ 488,300
Software Sales               572,200          --        1,165,000          --
Software Support Sales       310,700          --          639,400          --
Other Operating Revenue        8,700        10,000          9,400        16,800
 Total Revenue:           $1,346,400     $ 300,700     $2,856,400     $ 505,100
                          ==========     =========     ==========     =========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     Cost of Sales. Cost of sales for Medical/Dental products for the six months ended March 31, 1998 and 1997 as a percent of gross Medical/Dental sales were 76.9% and 76.2%,resulting in gross margin percentages of 23.1% and 23.8%, respectively. Cost of sales for Medical/Dental products for the three months ended March 31, 1998 and 1997 as a percent of gross Medical/Dental sales were 63.8% and 78.0%, resulting in gross margin percentages of 36.2% and 22.0%, respectively. The cost of sales of Medical/Dental percentages for the six months ended March 31, 1998 and 1997 show a .07% variance due to higher margin medical product sales in 1997 having been replaced by higher margin hardware sales in 1998. The cost of sales percentage drop of 14.2% for the quarter is due to the product mix of higher margin hardware sales versus lower margin dental camera sales.

     The major component of cost of sales for software sales, is the amortization expense of software development costs. Cost of sales of software sales for the six and three month periods ended March 31, 1998 as a percent of gross software sales were 20.2% and 17.8%, resulting in gross margin percentages of 79.8% and 82.2%, respectively.

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

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the six month period ended March 31, 1998 and 1997 were $2,186,400 and $635,600, respectively for an increase of $1,550,800 or 244.0%. The acquisitions of CADI and IPS and their related expense streams, as well as their depreciation and amortization, account for $1,563,000 of the total S,G&A expenses. The remaining S,G&A expenses of $623,400, attributable to MEDY, represents a $12,200 or 1.9% favorable variance over the same six month period in 1997. S,G&A expenses for the quarter ended March 31, 1998 and 1997 were $1,062,100 and $298,200, respectively, for an increase of $763,900 or 256.2%. The acquisition of CADI and IPS and their related expense streams, as well as their depreciation and amortization, also accounted for the majority of this increase.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Research and Development Costs (R&D). For the six months ended March 31, 1998 and 1997 R & D expenses were $19,200 and $81,000 respectively, for a decrease of $61,800 or 76.3%. For the quarter ended March 31, 1998 and 1997, R & D expenses were $15,100 and $48,700 respectively, for a decrease of $33,600 or 69.0%. The Registrant=s policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage.

     Interest Income and Expense. Interest income is a function of current cash invested for the period; the balances for the three months ended March 31, 1998 and 1997 was $12,200 and $15,700, respectively. Interest income for the six months ended March 31, 1998 and 1997 was $26,100 and $26,900 respectively. Interest expense for the six months ended March 31, 1998 totaled $97,800. The components of year to date interest expense are: interest of $13,300 ($2,667 per month) on $400,000 of notes payable to related parties (at 8.0% interest due October 1998, to the principals of CADI for the CADI acquisition), interest on the convertible debentures of $35,800, $36,800 for interest on debt issuance costs, and $11,900 of debt discount amortization.

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