Form 10QSB/A
period 1998-06-30
MEDICAL DYNAMICS INC
filed 1999-01-15
CIK 216540

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                6/30/98         9/30/97
                                                    (Unaudited)
                                                    -----------     -----------

CURRENT ASSETS
  Cash and equivalents                              $   333,400     $   836,400
  Restricted cash                                        50,000          50,000
   Trade receivables, less allowance for
   doubtful accounts of $115,000 and $5,000             836,300         127,500
  Inventories                                           990,300         683,400
  Prepaid expenses                                        8,100          15,700
                                                    -----------     -----------
     Total Current Assets                             2,218,100       1,713,000
                                                    -----------     -----------

PROPERTY AND EQUIPMENT
  Demonstration equipment                               430,900         296,700
  Machinery and equipment                               515,200         334,300
  Furniture and fixtures                                389,200         221,300
  Leasehold improvements                                127,000          54,500
                                                    -----------     -----------
                                                      1,462,300         906,800
  Less accumulated depreciation and
   Amortization                                        (795,500)       (830,600)
                                                    -----------     -----------
     Property and Equipment, Net                        666,800          76,200
                                                    -----------     -----------

OTHER ASSETS
  Inventories                                            32,000          32,000
  Software development costs - net of
   accumulated amortization of $300,900               2,596,800            --
  Non-compete agreement net of
   accumulated amortization of $49,800                  152,100            --
  Debt issuance costs net of accumulated
   amortization of $62,100                              171,700            --
  Technical support contracts net of
   accumulated amortization of $228,400               1,369,800            --
  Goodwill net of accumulated
   amortization of $87,000                            2,117,900            --
  Patents, patents pending and trade-
   marks net of accumulated amortization
   of $752,900 and $734,300                              42,600          49,700
  Other                                                  41,100          46,000
                                                    -----------     -----------
     Total Other Assets                               6,524,000         127,700
                                                    -----------     -----------
TOTAL ASSETS                                        $ 9,408,900     $ 1,916,900
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY                 6/30/98          9/30/97
                                                   (Unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
  Current portion of long term debt -
  related parties                                  $    556,100            --
  Accounts payable                                      403,700    $    297,600
  Accrued expenses                                      426,800          72,100
  Deferred revenue                                      346,700            --
                                                   ------------    ------------
     Total Current Liabilities                        1,733,300         369,700
                                                   ------------    ------------

LONG TERM DEBT - RELATED PARTIES                        280,100            --
CONVERTIBLE DEBENTURE                                   880,000            --
CAPITALIZED LEASE OBLIGATIONS                            87,600            --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   9,838,697 and 7,627,300 shares                         9,800           7,600
  Additional paid-in capital                         24,681,200      18,811,100
  Accumulated deficit                               (18,263,100)    (17,271,500)
     Total Stockholders' Equity                       6,427,900       1,547,200

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  9,408,900    $  1,916,900
                                                   ============    ============



                 See Notes to Consolidated Financial Statements.



                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Quarter Ended                  Nine months
                                     June 30                    Ended June 30
                          --------------------------------------------------------
                              1998           1997           1998            1997
                          --------------------------------------------------------
Medical & dental sales    $ 1,108,600    $   225,600    $ 2,151,200    $   713,900
Cost of sales                 731,200        210,500      1,533,300        582,600
                          -----------    -----------    -----------    -----------
     Gross profit             377,400         15,100        617,900        131,300

Software sales                949,600           --        2,114,600           --
Cost of sales                 119,000           --          351,800           --
                          -----------    -----------    -----------    -----------
     Gross profit             830,600           --        1,762,800           --

Software support sales        557,100           --        1,196,500           --
Cost of sales                  79,900           --          228,400           --
                          -----------    -----------    -----------    -----------
     Gross profit             477,200           --          968,100           --

Total Sales                 2,615,300        225,600      5,462,300        713,900

Other operating revenue        17,600          5,300         27,000         17,600
                          -----------    -----------    -----------    -----------

                          -----------    -----------    -----------    -----------
Total Gross Margin          1,702,800         20,400      3,375,800        148,900
                          -----------    -----------    -----------    -----------

Operating expenses:
 Sales and marketing          395,100         46,300        841,200         81,400
 General and
  administrative            1,631,700        242,800      3,373,200        842,600
 Royalties                       --           30,000           --           90,600
 Research and
  development                  14,900         51,700         34,100        132,700
                          -----------    -----------    -----------    -----------

                          -----------    -----------    -----------    -----------
Total Operating Exp         2,041,700        370,800      4,248,500      1,147,300
                          -----------    -----------    -----------    -----------

Operating Loss               (338,900)      (350,400)      (872,700)      (998,400)
                          -----------    -----------    -----------    -----------

Other income/(expense)
 Other Income                    --           37,000           --           41,500
 Interest income                4,400         15,500         30,500         42,400
 Interest expense             (51,800)          --         (149,400)          (600)
                          -----------    -----------    -----------    -----------
                              (47,400)        52,500       (118,900)        83,300
                          -----------    -----------    -----------    -----------

Net Loss                  $  (386,300)   $  (297,900)   $  (991,600)   $  (915,100)
                          ===========    ===========    ===========    ===========

Earnings per share        $     (0.04)   $     (0.04)   $     (0.10)   $     (0.12)
                          ===========    ===========    ===========    ===========

Weighted average number
of shares outstanding       9,791,000      7,637,500      9,579,900      7,534,100
                          ===========    ===========    ===========    ===========



                 See Notes to Consolidated Financial Statements.



                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended June 30
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Cash Flows From Operating Activities:
  Net Loss                                         $  (991,600)     $  (915,100)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                            35,100           77,000
Amortization                                           761,400           39,300
Fair value Common Stock Options                        (23,600)          40,800
Common stock issued for expense                         35,800             --
Gain on disposal of loaner equipment                      --             41,600
Changes in operating assets and
  liabilities, net of effects from
  purchase of businesses:
   Decrease (increase) in:
    Trade receivable                                  (251,900)          52,100
    Inventories                                       (182,000)        (304,100)
    Prepaid expenses                                    59,300          (15,000)
    Other Assets                                         4,900            3,300
   Increase (decrease) in:
    Accounts payable                                  (149,700)         (62,600)
    Accrued expenses                                   157,700             --
    Deferred revenue                                   (18,000)            --
    Accrued royalties                                     --             90,000
                                                   -----------      -----------
Net cash used in operating activities                 (562,600)        (952,700)
                                                   -----------      -----------

Cash Flows From Investing Activities:
  Payment for acquisition of businesses               (598,900)            --
  Additions to patents                                 (10,900)          (9,000)
  Purchase of property and equipment                  (172,800)         (22,200)
  Software Development Costs                          (166,300)            --
  Deposits and other                                      --            (40,000)
                                                   -----------      -----------
Net cash used in investing activities                 (948,900)         (71,200)
                                                   -----------      -----------

Cash Flows From Financing Activities:
  Principal payments on long term debt                 (19,700)            --
  Proceeds from exercise of options to
   purchase common stock                                41,900        1,059,600
  Net proceeds from issuance of
   convertible debenture                               986,300             --
                                                   -----------      -----------
                                                     1,008,500        1,059,600
                                                   -----------      -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)
                                                     Nine Months Ended June 30
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
Net Increase (Decrease) in Cash and
Equivalents                                           (503,000)          35,700
Cash and Equivalents beginning of period               836,400          993,200
                                                   -----------      -----------
Cash and Equivalents end of period                 $   333,400      $ 1,028,900
                                                   ===========      ===========

Supplemental disclosures of Cash Flow
   Information:
  Cash paid for interest                           $         0      $       600
                                                   ===========      ===========

Supplemental Schedule of Noncash
   Investing and Financing Activities:

  Common stock issued for acquisition of
   businesses                                      $ 5,508,200             --
  Notes payable for acquisition of
   Businesses, net of discounts                        800,100             --
  Debt issuance costs incurred for
   convertible debenture                               113,700             --
  Debt assumed in business combinations                 67,900             --
  Fair value of warrants issued for debt
   issuance costs                                      120,000             --
  Conversion of debentures to common
   stock                                               220,000             --
  Demonstration equipment transfers from
   inventories                                     $         0      $   102,000


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

NOTE 4. INVENTORIES

     Inventories consist of the following at June 30, 1998 and September 30, 1997:

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)




                                                       June 30      September 30
                                                         1998           1997
                                                      -------------------------
Raw materials and replacement parts                   $ 816,700       $ 723,900
Finished goods                                          817,100         422,300
Work in progress                                           --           126,000
Allowance for obsolescence                             (611,500)       (556,800)
Less inventory classified as long term                  (32,000)        (32,000)
                                                      -------------------------
                                                      $ 990,300       $ 683,400
                                                      =========================

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

Note 6. Prior Period Adjustment

The 1998 financial statements reflect the revaluation of common stock issued as consideration for three acquisitions that were completed in fiscal 1998. The impact of this revaluation was to increase stockholders equity, software development costs, and goodwill. The revaluation also increased the net loss due to higher amortization expense. The valuation of the common stock reflected in the Company's 1998 interim financial statements was based upon the report of an independent valuation expert. However, based on comments recently received from the Securities and Exchange Commission, the value of the shares issued in each of the acquisitions was increased.

The Company has also recognized discounts on the debt incurred in the acquisitions due to below market interest rates.

The impact of the revaluation on the Company's 1998 quarterly financial statements is summarized as follows:

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


                                       Originally         As
                                        Reported       Restated        Change
                                        --------       --------        ------

Current Assets                        $ 2,218,100    $ 2,218,100    $      --
Long Term Assets                        5,383,600      7,190,800      1,807,200
Current Liabilities                     1,775,800      1,733,300        (42,500)
Long Term Liabilities                   1,317,600      1,247,700        (69,900)
Stockholders' Equity                    4,508,300      6,427,900      1,919,600

Net Loss
3 months ended June 30, 1998          $  (327,900)   $  (386,300)   $   (58,400)
9 months ended June 30, 1998             (845,500)      (991,600)      (146,100)

Net Loss Per Share
3 months ended June 30, 1998          $     (0.03)   $     (0.04)   $     (0.01)
9 months ended June 30, 1998                (0.09)         (0.10)         (0.01)

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

     Financial Condition. (June 30, 1998 as compared to September 30, 1997) During the nine month period ended June 30, 1998, MEDY's net working capital decreased approximately $858,500. Principal changes in the components of net working capital for the nine months ended June 30, 1998 consist of:

                                         June 30     September 30       W/C
                                          1998           1997          Effect
                                      -----------    -----------    -----------

Cash & Equivalents                    $   383,400    $   886,400    $  (503,000)
Trade Receivables                         836,300        127,500        708,800
Inventories                               990,300        683,400        306,900
Pre-paid Expenses                           8,100         15,700         (7,600)
                                      -----------    -----------    -----------
Current Assets:                         2,218,100      1,713,000        505,100

Accounts Payable                          403,700        297,600       (106,100)
Accrued Expenses                          426,800         72,100       (354,700)
Notes Payable - Related
 Parties - Current Portion                556,100           --         (556,100)
Deferred Revenue                          346,700           --         (346,700)
                                      -----------    -----------    -----------
Current Liabilities                     1,733,300        369,700     (1,363,600)

Working Capital                       $   484,800    $ 1,343,300    $  (858,500)
                                      ===========    ===========    ===========

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

     MEDY believes that, following the receipt of the net proceeds from the convertible debentures sold in July 1988, its existing capital resources are sufficient for the remainder of the current fiscal year and into the 1999 fiscal year. MEDY's goal is to become the 'Single Source Technology Solution' for dental practices moving into the complex digital/computer age. MEDY completed the acquisition of Command on April 9, 1998, with an effective date of April 1, 1998. Command develops and markets turn-key computer systems for the efficient management of dental practices and has more than 550 clients. For the period ended September 30, 1997, Command Dental Systems, Inc. is estimated to have achieved gross revenues of approximately $1.4 million. MEDY has consolidated Command with it's Computer Age Dentist, Inc. (CADI) subsidiary. Command's existing client base offers a significant opportunity for the cross-selling of CADI's new Windows-based software and other dental technology products. With the purchases of IPS and Command, CADI now offers a comprehensive range of products to the dental industry - practice management software, electronic claims

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


processing, image capture software, intra-oral cameras, multi-operatory video/digital networks, and digital x-ray systems. Management believes that, even after the acquisitions of CADI, IPS and Command, MEDY has sufficient capital resources for the current fiscal year and beyond. If MEDY seeks to complete another acquisition (of which there can be no assurance), MEDY may need additional capital. There can be no assurance that MEDY will attempt another acquisition or that if MEDY needs additional financing, it will be available on reasonable terms, if at all. There are 1,335,852 vested common stock options outstanding as of June 30, 1998, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.50 per share and at August 11, 1998 the price of MEDY's common stock was approximately $2.375. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

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

     Revenue. Medical/Dental sales for the nine months ended June 30, 1998 and 1997 were $2,151,200 and $713,900 respectively, for an increase of $1,437,300 or 201.3%. Medical/Dental sales for the three months ended June 30, 1998 and 1997 were $1,108,600 and $225,600 respectively, for an increase of $883,000 or 391.4%. The increase in sales was due to MEDY's sale of dental related computer hardware, multi-operatory video/digital networks, and digital x-ray systems ('hardware'), which are new product lines resulting from the acquisition of IPS. There were no sales of dental related hardware during the comparable periods of fiscal 1997.

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

                                        Nine Months Ended     Nine Months Ended
                                     -------------------------------------------
                                       June 30,    Percent   June 30,   Percent
                                        1998       of Sales    1997     of Sales
                                     -------------------------------------------

Medical/Dental Sales                 $2,151,200     100.0% $  713,900     100.0%
COGS - Medical/Dental                 1,533,300      71.3%    582,600      81.6%
Gross Profit - Med/Dental               617,900      28.7%    131,300      18.4%

Software Sales                        2,114,600     100.0%          0        N/A
COGS - Software                         351,800      16.6%          0        N/A
Gross Profit - Software               1,762,800      83.4%          0        N/A

Software Support Sales                1,196,500     100.0%          0        N/A
COGS - Software Support                 228,400      19.1%          0        N/A
Gross Profit - Software Support         968,100      80.9%          0        N/A

Total Sales                          $5,462,300     100.0% $  713,900     100.0%
Total COGS                            2,113,500      38.7%    582,600      81.6%
Total Gross Profit                    3,348,800      61.3%    131,300      18.4%



                                          Quarter Ended        Quarter Ended
                                     -------------------------------------------
                                       June 30,    Percent   June 30,   Percent
                                        1998       of Sales    1997     of Sales
                                     -------------------------------------------

Medical/Dental Sales                 $1,108,600     100.0% $  225,600     100.0%
COGS - Medical/Dental                   731,200      66.0%    210,500      93.3%
Gross Profit - Med/Dental               377,400      34.0%     15,100       6.7%

Software Sales                          949,600     100.0%          0        N/A
COGS - Software                         119,000      12.5%          0        N/A
Gross Profit - Software                 830,600      87.5%          0        N/A

Software Support Sales                  557,100     100.0%          0        N/A
COGS - Software Support                  79,900      14.3%          0        N/A
Gross Profit - Software Support         477,200      85.7%          0        N/A

Total Sales                          $2,615,300     100.0% $  225,600     100.0%
Total COGS                              930,100      35.6%    210,500      93.3%
Total Gross Profit                    1,685,200      64.4%     15,100       6.7%

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

     Cost of sales of Software for the nine and three month periods ended June 30, 1998, as a percent of gross software sales, were 16.6% and 12.5%, resulting in gross margin percentages of 83.4% and 87.5%, respectively.

     Cost of sales for Software Support, the only component of which is the amortization expense of technical support contracts, remains flat as a dollar amount but will fluctuate as a percentage of gross software support sales as support revenue increases or decreases. Cost of sales of software support sales for the nine and three month periods ended June 30, 1998 as a percent of gross software support sales were 19.1% and 14.3%, resulting in gross margin percentages of 80.9% and 85.7%, respectively.

     Selling, General and Administrative Expenses (S,G&A). S,G&A expenses for the nine month period ended June 30, 1998 and 1997 were approximately $4,214,400 and $924,000, respectively for an increase of $3,290,400 or 356.1%. The acquisitions of CADI, IPS, and Command and their related expense streams, as well as their depreciation and amortization, account for $3,308,500 of the total S,G&A expenses. S,G&A expenses for the quarter ended June 30, 1998 and 1997 were approximately $2,026,800 and $289,100, respectively, for an increase of $1,737,700 or 601.1%. The acquisitions of CADI, IPS, and Command and their related expense streams, as well as their depreciation and amortization, also accounted for the majority of this increase.

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

     Interest expense for the nine months ended June 30, 1998 totaled $149,400. The components of interest expense for the nine months ended June 30, 1998 are: interest of $28,900 on notes payable to related parties, interest on the convertible debentures of $55,600, $36,800 of interest on debt issuance costs, and $28,100 for amortization of discounts on notes payable.

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