Form 10KSB/A
period 1998-09-30
MEDICAL DYNAMICS INC
filed 1999-02-09
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 FORM 10-KSB/A1

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



Name of beneficial owner          Shares owned beneficially (1)      * Percent of class
------------------------          -----------------------------      ------------------

Edwin L. Adair, M.D. and
Pat Horsley Adair                        1,239,298 (2)                     11.7%
317 Paragon Way
Castle Pines Village
Colorado, 80104

Daniel L. Richmond                         797,760 (4)                      7.7%
17052 Oak View Drive
Encino, CA. 91436

Chae U. Kim                                797,760 (4)                      7.7%
3231 Cheviot Vista Place
Los Angeles, CA. 90034

I. Dean Bayne, M.D.                         20,000                          0.2%

Van A. Horsley                             405,586 (3)                      3.8%

Leroy Bilanich, Ed.D.                       20,000                          0.2%

Tail Wind Fund, Ltd.                       689,226 (6)                      6.3%
Windermere House
P.O. Box SS-5539
Nassau, Bahamas

All officers and directors as a
 group (10 persons)                      3,625,204 (5)                     33.2%


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

(6) Based on information Tail Wind provided to the Company, this ownership includes 63,500 shares of common stock owned by Tail Wind, 84,615 shares underlying warrants exercisable through October 31, 2000 at $3.375 per share; 150,000 shares underlying warrants exercisable through July 31, 2003 at $2.58 per share, and approximately 391,111 shares issuable upon conversion of debentures convertible at present or within the next 60 days held by Tail Wind, based on the conversion price on November 2, 1998. This does not include any shares issuable upon conversion of $766,667 of convertible debentures, none of which are exercisable until more than 60 days after December 15, 1998, the date of this table. Interest on the convertible debentures at 8% per annum is payable in shares of the Company's common stock. Tail Wind has agreed by contract that it will at no time own more than 4.99% of the Common Stock. This contractual limitation prohibits Tail Wind from converting the 1998 Debentures or exercising the 1997 or 1998 Warrants to the extent that conversion or exercise would result in Tail Wind owning more than 4.99% of the issued and outstanding shares of Common Stock, although the contractual provision can be waived by agreement between MEDY and Tail Wind.

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