Form 10QSB
period 1998-12-31
MEDICAL DYNAMICS INC
filed 1999-02-16
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

                                  YES  X   NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1999 is 10,301,667 shares, $.001 par value.


                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                       MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

ASSETS
                                                            12/31/98        9/30/98
                                                           -----------    -----------

CURRENT ASSETS:
  Cash and equivalents                                     $   568,900    $   553,100
  Restricted cash                                               50,000         50,000
  Trade receivables, less allowance for
    doubtful accounts of $109,000 and $108,400                 892,200        879,400
  Inventories                                                1,128,800        879,600
  Prepaid expenses                                              49,500         24,800
                                                           -----------    -----------
     Total Current Assets                                    2,689,400      2,386,900
                                                           -----------    -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
    accumulated amortization of $524,000
      and $417,800                                           2,618,700      2,619,800
  Technical support contracts, net of
    accumulated amortization of $383,300
      and $305,000                                           1,194,800      1,303,100
                                                           -----------    -----------
     Total Software Development and Support                  3,813,500      3,922,900
                                                           -----------    -----------

PROPERTY AND EQUIPMENT:
  Demonstration equipment                                      451,500        420,900
  Machinery and equipment                                      563,700        553,800
  Furniture and fixtures                                       358,400        355,200
  Leasehold improvements                                       127,000        127,000
                                                           -----------    -----------
                                                             1,500,600      1,456,900
  Less accumulated depreciation and
   amortization                                               (846,300)      (799,400)
                                                           -----------    -----------
     Property and Equipment, Net                               654,300        657,500
                                                           -----------    -----------

OTHER ASSETS:
  Goodwill, net of accumulated                               1,861,300      1,892,300
   amortization of $151,800 and $120,800
  Non-compete agreement's net of accumulated
   amortization of $100,000 and $80,000                         99,200        119,200
  Debt issuance costs, net of accumulated                                        --
   amortization of $122,400 and $85,400                        146,800        125,400
  Patents and trademarks, net of accumulated
   amortization of $771,200 and $766,200                        24,300         29,200
  Deposits and other                                            14,500         37,000
                                                           -----------    -----------
     Total Other Assets                                      2,146,100      2,203,100
                                                           -----------    -----------
TOTAL ASSETS                                               $ 9,303,200    $ 9,170,400
                                                           ===========    ===========


                 See Notes to Consolidated Financial Statements.

                                       2

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     12/31/98         9/30/98
                                                   ------------    ------------

CURRENT LIABILITIES:
  Current maturities of notes payable              $    599,400    $    546,100
  Current maturities of obligations under
    capital lease                                        39,100          40,000
  Accounts payable                                      775,900         565,800
  Accrued expenses                                      783,200         416,000
  Unearned revenue                                      429,700         370,100
                                                   ------------    ------------
     Total Current Liabilities                        2,627,300       1,938,000
                                                   ------------    ------------

NOTES PAYABLE, net                                      288,900         321,900
OBLIGATIONS UNDER CAPITAL LEASE, net                     31,400          39,400
CONVERTIBLE DEBENTURES, net                           1,366,900       1,407,200

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   10,301,667 and 10,034,500 shares                      10,300          10,000
  Additional paid-in capital                         25,770,800      25,246,900
  Accumulated deficit                               (20,792,400)    (19,793,000)
                                                   ------------    ------------
     Total Stockholders' Equity                       4,988,700       5,463,900
                                                   ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  9,303,200    $  9,170,400
                                                   ============    ============




                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Quarter Ended
                                                       Ended December 31
                                               --------------------------------
                                                     1998                1997
                                               --------------------------------

NET SALES:
    Software & training                        $  1,158,200        $    565,600
    Equipment & Installation                      1,372,000             587,900
    Support services                                551,500             355,900
                                               ------------        ------------
                                                  3,081,700           1,509,400
                                               ------------        ------------

COST OF SALES:
    Software & training                             270,100             127,700
    Equipment & Installation                        888,100             506,800
    Support services                                260,400              91,800
                                               ------------        ------------
                                                  1,418,600             726,300
                                               ------------        ------------

GROSS PROFIT                                      1,663,100             783,100
                                               ------------        ------------

OPERATING EXPENSES:
  Selling & marketing                               945,100             142,200
  General & administrative                        1,599,900             940,100
  Stock based compensation                           22,500                --
  Research & development                                600               4,100
                                               ------------        ------------
  Total operating expenses                        2,568,100           1,086,400
                                               ------------        ------------

OPERATING LOSS                                     (905,000)           (303,300)

OTHER INCOME (EXPENSE):
  Other income                                        4,100                 600
  Interest income                                     3,100              13,900
  Interest expense                                 (101,900)            (31,100)
                                               ------------        ------------

NET LOSS                                       $   (999,700)       $   (319,900)
                                               ============        ============

Earnings per share                             $      (0.10)       $      (0.04)
                                               ============        ============

Weighted average number
 of shares outstanding                           10,220,900           8,866,000
                                               ============        ============




                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three Months Ended December 31
                                                  ------------------------------
                                                       1998           1997
                                                     ---------     ---------
Cash Flows From Operating Activities:
  Net Loss                                           $(999,700)    $(319,900)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
Common stock options granted for compensation
  and other services                                    22,500          --
Depreciation expense                                    47,000        87,200
Amortization of intangible assets                      240,500       145,500
Amortization of debt discount and issuance costs        56,300          --
Conversion of accrued interest on debentures
  to common stock                                       33,000          --
Changes in operating assets and
  liabilities, net of effects
  of acquisitions:
   Decrease (increase) in:
    Trade receivable                                   (12,800)     (262,200)
    Inventories                                       (249,200)      103,100
    Prepaid expenses                                     6,600        (5,200)
   Increase (decrease) in:
    Accounts payable                                   227,400       (17,200)
    Accrued expenses                                   391,200         8,000
    Deferred revenue                                    59,600        18,100
                                                     ---------     ---------
  Net cash used in operating activities               (177,600)     (242,600)
                                                     ---------     ---------

Cash Flows From Investing Activities:
  Payment for acquisition of businesses                   --        (379,200)
  Software development costs                           (75,100)       (8,400)
  Purchase of property and equipment                   (61,000)      (24,500)
  Other                                                   --         (18,300)
                                                     ---------     ---------
Net cash used in investing activities                 (136,100)     (430,400)
                                                     ---------     ---------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                  Three Months Ended December 31
                                                  ------------------------------
                                                        1998            1997
                                                     -----------     ----------
Cash Flows From Financing Activities:
  Principal payments on:
    Notes payable                                       (318,700)           --
    Capital lease obligations                             (8,800)           --
  Proceeds from exercise of options to
   purchase common stock                                  22,300          29,600
  Net proceeds from issuance of
   convertible debenture                                 339,800         986,300
  Proceeds from notes payable                            294,900            --
                                                     -----------     -----------
                                                         329,500       1,015,900
                                                     -----------     -----------

Net Increase in Cash and Equivalents                      15,800         342,900
Cash and Equivalents, beginning of period                553,100         836,400
                                                     -----------     -----------
Cash and Equivalents, end of period                  $   568,900     $ 1,179,300
                                                     ===========     ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                             $    10,000     $      --
                                                     ===========     ===========

Supplemental Schedule of Noncash
   Investing and Financing Activities:
  Common stock issued for acquisition of
   businesses                                        $      --       $ 4,480,000
  Notes payable for acquisition of
   Businesses, net of discounts                      $      --       $   372,000
  Conversion of debentures to common stock,
    net of discount                                  $   406,700            --
  Fair value of warrants issued for debt
    discount                                         $    40,000     $   120,000
  Debt issuance costs incurred for
   convertible debenture                             $    60,200     $   113,700


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1998. The results of operations for the periods ended Decemebr 31, 1998 and December 31, 1997 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2. EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At December 31, 1998, MEDY had 3,176,200 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 4,676,200 at December 31, 1998.

NOTE 3. INVENTORIES

     Inventories consist of the following at December 31, 1998 and September 30, 1998:

                                                  December 31      September 30
                                                     1998              1998
                                                  -----------       -----------
Raw materials and replacement parts               $   287,000       $   313,900
Finished goods                                        893,800           601,000
Work in progress                                         --                --
Show Stock                                            185,800           186,000
Allowance for obsolescence                           (237,800)         (221,300)
                                                  -----------       -----------
                                                  $ 1,128,800       $   879,600
                                                  ===========       ===========

At December 31, 1998 medical products inventories have decreased $26,900 while other inventories have increased $276,100 due to the on going business of Computer Age Dentist, Inc. (CADI), MEDY's wholly owned subsidiary, for a net inventory increase of $249,200. Management continues its efforts to reduce inventory and inventory carrying costs, while maintaining inventory levels needed to meet sales requirements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

NOTE 4. DEFERRED REVENUE

     Deferred revenue represents payments received on deferred software support contracts, installation charges and training that have not been earned. The amounts for deferred software support contracts are amortized into revenue on a monthly basis using the straight-line method over the life of the contract. Deferred amounts for installation and training are recognized when the services are performed.

     Costs for software support contracts, installation and training, are charged to expense when those costs are incurred.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the fiscal year ended September 30, 1998, MEDY significantly changed its corporate emphasis. While MEDY is still manufacturing and selling disposable drapes for use in medical operations, MEDY has greatly expanded its operations and has entered into additional industry segments as a result of acquisitions completed in fiscal 1998. Consequently, as described below, medical products have become much less significant to MEDY's operations and financial condition.

     During late fiscal 1996, MEDY had adapted its cameras for use in dental offices and in fiscal 1997 had commenced sales of its cameras for dental applications. To take further advantage of the entry into dental offices, MEDY acquired Computer Age Dentist, Inc. ("CADI") of Los Angeles, CA in October 1997. CADI has developed a Windows' based dental office practice management software which allows a dental office to integrate patient and financial management information. The acquisition of CADI provided MEDY's entry into both the software sales and software support segments in which MEDY did not previously participate.

     MEDY's  largest   purchaser  of  dental  cameras  during  fiscal  1997  was
Information Presentation Systems, Inc. ("IPS") of Marietta, GA. In its eight-year history, IPS had become one of the nation's largest suppliers of customized multimedia systems for use in a variety of dental operatory environments. IPS had been involved in the development and marketing of several dental technology products, including intra-oral video cameras, video and computer image storage systems, patient education systems, and digital radiography and micro-abrasion instruments. To take advantage of IPS's significant industry presence and to further integrate the CADI operations with the MEDY dental camera sales, MEDY acquired IPS in February 1998.

     Neither CADI nor IPS had a significant presence in the Upper Midwest/Great Lakes region of the U.S. In April 1998, MEDY acquired Command Dental Systems ("Command") of Farmington Hills, MI which did have a significant sales base in this region for its dental office management software, which are UNIX and ZENIX based systems. Command had an in-house staff of programmers, sales people, installers, trainers, and support technicians with more than 550 clients ranging from small offices to large clinics like the University of Michigan Dental School.

     CADI is now operating the businesses previously operated by IPS and Command, both of which were merged into CADI. As a result of the CADI, IPS, and Command acquisitions, MEDY has integrated the hardware and software necessary to manage a dental practice. Since MEDY's products are all Year 2000 compliant, MEDY is positioned to market CADI's products to a large number of dental practices with MS-DOS and UNIX based software which may not be Y2K compliant. The acquisitions of CADI, IPS, and Command have already resulted in a significant increase Item 2. MD & A, Continued in revenues to MEDY. Due to the rapid growth of the post acquisition company and because of the costs of the acquisitions and the costs of integrating the operations and administration of these new companies, the acquisitions have resulted in negative operating cash flow and have caused certain working capital shortages. MEDY believes this situation to be temporary because these operations are expected to increase MEDY's revenues further and, as MEDY begins to benefit from the economies of scale, MEDY expects that it will realize improved cash flows from operations, operating profits, and liquidity, although there can no assurances that it will actually be able to do so. MEDY's goal is to become the `Single Source
Technology Solution' for dental practices moving into the complex digital/computer age. With the purchases of IPS and Command, CADI now offers a comprehensive range of products to the dental industry, including practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks, patient education and digital x-ray systems.

     As discussed in Note 2 to the audited financial statements as of September 30, 1998, (see MEDY's form 10-KSB for the year ended September 30, 1998 and the accompanying audited financial statements), MEDY has suffered recurring losses and negative cash flows from operations. Even though the Company has seen significant sales increases over the last fiscal year end and last quarter, MEDY has, and for at least the near term, expects to experience periodic negative cash flow from operations and net losses as it continues to build the Company's infrastructure to handle further expected growth.

     This report on form 10-QSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY, the ability to increase distribution of MEDY's products, integration of new businesses MEDY has acquired during the 1998 fiscal year, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Financial Condition. (December 31, 1998 as compared to September 30, 1998) During the three month period ended December 31, 1998, MEDY's net working capital decreased approximately $386,800. Principal changes in the components of net working capital for the three months ended December 31, 1998 consist of:

                                     December 31    September 30          W/C
                                        1998            1998            Effect
                                     ----------      ----------      ----------
Cash & Equivalents                   $  568,900      $  553,100      $   15,800
Restricted Cash                          50,000          50,000               0
Trade Receivables                       892,200         879,400          12,800
Inventories                           1,128,800         879,600         249,200
Pre-paid Expenses                        49,500          24,800          24,700
                                     ----------      ----------      ----------
  Total Current Assets                2,689,400       2,386,900         302,500
Current maturities of
 notes payable                          599,400         546,100         (53,300)
Current maturities of
 under capital lease                     39,100          40,000             900
Accounts payable                        775,900         565,800        (210,100)
Accrued expenses                        783,200         416,000        (367,200)
Deferred Revenue                        429,700         370,100         (59,600)
                                     ----------      ----------      ----------
  Current liabilities:                2,627,300       1,938,000        (689,300)
                                     ----------      ----------      ----------
Working capital                      $   62,100      $  448,900      $ (386,800)
                                     ==========      ==========      ==========

     Cash used in operating activities for the quarter ended December 31, 1998 amounted to $177,600 compared to $242,600 for the quarter ended December 31, 1997. The Company's net loss amounted to $999,700 for the 1998 quarter which includes $399,300 of non-cash charges for depreciation, amortization and stock compensation expense. Increases in inventories required resources cash of $249,200. This amount was offset by increases in accounts payable and accrued expenses of $618,600 which had a positive impact on operating cash flows.

     For the quarter ended December 31, 1998, the Company used cash in investing activities of $136,100. This amount was comprised of the acquisition of computers and other equipment of $61,000 and enhancements to the Company's dental practice management software of $75,100. For the comparable quarter of the preceding year the Company utilized $430,400 of cash in investing activities, primarily due to cash payments of $379,200 in connection with the CADI acquisition.

     Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $339,800 that MEDY raised from the sale of $400,000 of convertible debentures during the first quarter of the current fiscal year.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     During October and November 1998 MEDY experienced decreased working capital as its sales increased, and it built up inventory and trade receivables, as cash flow trailed some months behind. To augment working capital, in November 1998 MEDY raised net proceeds of $339,800 from the sale of $400,000 of convertible debentures to the same unaffiliated company which had purchased the debentures in October 1997 and July 1998. (Please refer to the debenture schedule below). The company is currently negotiating a private placement of $750,000 of common stock which should serve to augment working capital for the balance of 1999, but there is no assurance that equity or debt can be successfully placed. After the end of fiscal 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company has pledged substantially all its assets to the loan, but to date has only been able to borrow approximately $350,000 at any given time. The debt currently accrues interest at Prime plus 3% and required a 1.5% commitment fee payable $10,000 upon closing and $5,000 on the facility's first anniversary. There is a minimum interest charge monthly of $2,750, which when applied against the minimal borrowings able to be utilized by the Company creates a significantly higher interest cost to the Company than the designated Prime plus 3%. Among other covenants, the loan agreement has affirmative covenants requiring the Company to maintain certain levels of net worth and limit negative EBITDA (Earnings Before Interest Taxes Depreciation and Amortization) to certain levels. As of December 15, 1998 the lender has informed the Company that the Company is in technical default of the net worth covenant of the credit agreement. Without waiving the existence of the technical default, the lender has agreed to allow the Company to utilize the credit facility up to a limit of $400,000, accruing interest at the default rate of Prime plus 6%, with line availability decreasing at $10,000 per week until March 1, 1999 at which time the lender could chose to request payment in full or extend the credit facility on similar or different terms.

     Also, there are 3,176,200 vested common stock options outstanding as of February 12, 1999, that if exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

================================================================================
                  Balance                                             Balance
Debenture:        9/30/98      Additions    Conversions   Amortized   12/31/98
--------------- ------------ ------------- ------------- ------------ ----------

October 97        $440,000        -         $(440,000)        -            -
--------------- ------------ ------------- ------------- ------------ ----------
July 98          1,100,000        -             -             -       1,100,000
--------------- ------------ ------------- ------------- ------------ ----------
November 98          -          400,000         -             -         400,000
---------------
 Total           1,540,000      400,000     $(440,000)        -       1,500,000
--------------- ------------ ------------- ------------- ------------ ----------
Discount:
--------------- ------------ ------------- ------------- ------------ ----------
October 97        (33,300)        -             33,300        -            -
--------------- ------------ ------------- ------------- ------------ ----------
July 98           (99,600)        -             -           5,200       (94,400)
--------------- ------------ ------------- ------------- ------------ ----------
November 98          -         (40,000)         -           1,300       (38,700)
---------------
 Total           (132,900)     (40,000)         33,300                 (133,100)
---------------
Net
Debentures:    $1,407,100     $360,000        $33,300      6,500     $1,366,900
================================================================================

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. Expenditure levels will tend to remain in the range of those for the quarter ended December 31, 1998 due to the company's strategy of positioning itself for further revenue increases, purchasing procedures are also in place to ensure minimized product costs and to avoid excess inventory levels.

     Although the acquisitions of CADI, IPS, and Command have resulted in (and are expected to continue to generate) significant increases in revenues to MEDY during the current fiscal year and beyond, MEDY could still experience periodic negative cash flow from operations during fiscal 1999. During fiscal 1998 and fiscal 1997, cash flow deficits were funded by employee, officer, and consultant stock option exercises and by convertible debt placements. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to increase sales revenues further, and achieve and maintain profitability during fiscal 1999, MEDY may be facing significant working capital shortages in the latter part of fiscal year 1999. There can be no assurance that MEDY will be able to avoid future working capital shortages.

     Management of the Company does not believe that its existing capital resources are sufficient for the 1999 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during fiscal 1998. To not interrupt that continuing growth, the Company is currently seeking additional debt or equity capital to augment its working capital position, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses until such time as its expanded efforts in marketing, R & D and acquisitions continues to increase revenues to a level of break even cash flow or profitability, although no assurance of that fact can be given.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     There are 3,176,200 vested common stock options and warrants outstanding as of December 31, 1998, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.50 per share and at February 12, 1999 the price of MEDY's common stock was approximately $2.00. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

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

Revenue. Software sales for the three months ended December 31, 1998 and 1997 were $1,158,200 and $565,600, respectively, for an increase of $592,600 or 104.8%. Increased sales can be attributed to the Company's acquisitions of Information Presentation Systems (IPS) in February 1998 and Command Dental Systems (Command) in April 1998. Increased sales can also be attributed to the Company's additional expenditures on sales/marketing personnel and increased advertising expenditures.

Equipment and installation sales for the three months ended December 31, 1998 and 1997 were $1,372,000 and $587,900, respectively, for an increase of $784,100 or 133.4%. Increased sales are attributable to increased software sales which requires many dentists to buy new computer hardware or to upgrade their existing hardware. Also, sales are higher in 1998 compared to 1997 due to the acquisition of IPS in February 1998.

Software support services sales for the three months ended December 31, 1998 and 1997 were $551,500 and $355,900, respectively, for an increase of $195,600 or 55.0%. Increased support services sales can be attributed to increased software sales. Also, sales are higher in 1998 compared to 1997 due to the acquisition of Command in April 1998.

     MEDY believes that profit from these activities will improve as MEDY's general and administrative expenses are consolidated and it's operations become more efficient. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).

Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


                                      Three Months Ended     Three Months Ended
                                    ----------------------  --------------------
                                     December    Percent     December   Percent
                                     31, 1998    of Sales    31, 1997   of Sales
                                    ----------  ----------  ----------  --------

Software & training:
Sales                               $1,158,200      100.0%  $  565,600    100.0%
Cost of sales                          270,100       23.3%     127,700     22.6%
                                    ----------    -------   ----------    -----
  Gross margin                      $  888,100       76.7%  $  437,900     77.4%
                                    ==========    =======   ==========    =====

Equipment & Installation:
Sales                               $1,372,000      100.0%  $  587,900    100.0%
Cost of sales                          888,100       64.7%     506,800     86.2%
                                    ----------    -------   ----------    -----
  Gross margin                      $  483,900       35.3%  $   81,100     13.8%
                                    ==========    =======   ==========    =====

Support Services:
Sales                               $  551,500      100.0%  $  355,900    100.0%
Cost of sales                          260,400       47.2%      91,800     25.8%
                                    ----------    -------   ----------    -----
  Gross margin                      $  291,100       52.8%  $  264,100     74.2%
                                    ==========    =======   ==========    =====

Total Sales                         $3,081,700      100.0%  $1,509,400    100.0%
Total COS                            1,418,600       46.0%     726,300     48.1%
                                    ----------    -------   ----------    -----
Total Gross Profit                  $1,663,100       54.0%  $  783,100     51.9%
                                    ==========    =======   ==========    =====


     Cost of Sales. Cost of sales of Software and training for the three months ending December 31, 1998 and December 31, 1997 as a percent of software and training revenue were 23.3% and 22.6%, resulting in gross margin percentages of 76.7% and 77.4% respectively.

     Cost of sales for Equipment and installation for the three months ended December 31, 1998 and December 31, 1997 as a percent of equipment and installation revenue were 64.7% and 86.2%, resulting in gross margin percentages of 35.3% and 13.8% respectively. The increase in gross margin percentages is due to lower margin camera sales being augmented by the sale of higher margin dental product sales. These higher margin dental product sales were a result of the acquisition of IPS in February of 1998.

     Cost of sales for Software Support for the three months ended December 31, 1998 and December 31, 1997 as a percent of support services revenue were 47.2% and 25.8%, resulting in gross margin percentages of 52.8% and 74.2%
respectively. Cost of sales for software support has increased due to the Company's acquisition of Command whose support staff to client ratio was much higher than that of CADI. CADI has also implemented a plan to raise its support staff to client ratio in an effort to enhance its level of customer service/support.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


Selling & Marketing Expenses. Selling and marketing expenses for the three month period ended December 31, 1998 and 1997 were $945,100 and $142,200, respectively, for an increase of $802,900 or 564.6%. Due to the Company's efforts to aggressively grow revenues, the company greatly increased advertising expenditures and hired additional sales staff, resulting in increased advertising, salary, convention, and travel costs. Increased sales resulted in an increase in commissions paid.

General and Administrative Expenses (G&A). G&A expenses for the three month period ended December 31, 1998 and 1997 were $1,599,900 and $940,100, respectively, for an increase of $659,800 or 70.2%. The acquisitions of IPS and Command together with the Company's efforts to aggressively grow revenues resulted in higher wages and benefits, travel, rent, and office related expenses. Increased software sales resulted in increases in software support/training wages.

Research and Development Costs (R&D). For the three months ended December 31, 1998 and 1997, R & D expenses were $600 and $4,100, respectively, for a decrease of $3,500 or 85.4%. The Company's policy is to fund R&D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R&D costs. After technological feasibility of products is established software development costs are capitalized then amortized to cost of sales. For the three months ended December 31, 1998 and 1997, software development costs amortized to cost of sales were $110,200 and $101,100, respectively.

Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the three months ended December 31, 1998 and 1997 was $3,100 and 13,900, respectively.

Interest expense for the three months ended December 31, 1998 totaled $101,900. The components of interest expense for the three months ended December 31, 1998 are: interest on related party notes payable of $15,500, interest on convertible debentures of $21,900, interest on lines of credit of $2,100, interest on capital lease of $6,100, and amortization of debt issuance costs/debt discounts of $56,300.

                           PART II - OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds.

     During the first quarter of fiscal 1999, the Company received $400,000 from The Tail Wind Fund, Ltd., for the purchase of a convertible debenture in a transaction made without any form of public solicitation to a single accredited investor. There was a sales agent involved in this transaction, Rochon Capital, Inc. This transaction is further described in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27. Financial data schedule.

     (b) Reports on Form 8-K:

               The Company's Current Report on Form 8-K reporting an event of October 9, 1998, describing a line of credit the Company obtained from Norwest Business Credit, Inc.





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 16, 1999                          /s/ Van A. Horsley
                                                 -------------------------------
                                                 Van A. Horsley, President,
                                                 Principal  Executive Officer,
                                                 and Principal Financial Officer