Form 10QSB
period 1999-03-31
MEDICAL DYNAMICS INC
filed 1999-05-14
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANG
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

                                    YES X NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1999 is 11,232,060 shares, $.001 par value.


                          PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.

                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                  3/31/99                  9/30/98
                                                                -----------              -----------
CURRENT ASSETS:
  Cash and equivalents                                          $   651,400              $   553,100
  Restricted cash                                                    50,000                   50,000
  Trade receivables, less allowance for
    doubtful accounts of $105,700 and $108,400                      791,200                  879,400
  Inventories                                                     1,005,000                  879,600
  Prepaid expenses                                                   34,500                   24,800
                                                                -----------              -----------
     Total Current Assets                                         2,532,100                2,386,900
                                                                -----------              -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
    accumulated amortization of $637,000 and $417,800             2,545,700                2,619,800
  Technical support contracts, net of
    accumulated amortization of $461,600 and $305,000             1,136,600                1,303,100
     Total Software Development and Support                       3,682,300                3,922,900

PROPERTY AND EQUIPMENT:
  Demonstration equipment                                           449,000                  420,900
  Machinery and equipment                                           579,600                  553,800
  Furniture and fixtures                                            361,200                  355,200
  Leasehold improvements                                            127,000                  127,000
                                                                -----------              -----------
                                                                  1,516,800                1,456,900
  Less accumulated depreciation and
   amortization                                                    (876,700)                (799,400)
                                                                -----------              -----------
     Property and Equipment, Net                                    640,100                  657,500
                                                                -----------              -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   amortization of $154,400 and $120,800                          1,858,800                1,892,300
  Non-compete agreement's net of accumulated
   amortization of $120,000 and $80,000                              79,200                  119,200
  Debt issuance costs, net of accumulated                                                      --
   amortization of $259,900 and $85,400                             263,500                  125,400
  Patents and trademarks, net of accumulated
   amortization of $776,100 and $766,200                             19,300                   29,200
  Deposits and other                                                 76,000                   37,000
     Total Other Assets                                           2,296,800                2,203,100
                                                                -----------              -----------
TOTAL ASSETS                                                    $ 9,151,300              $ 9,170,400
                                                                ===========              ===========

                            See Notes to Consolidated Financial Statements.



                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      3/31/99        9/30/98
                                                   ------------    ------------

CURRENT LIABILITIES:
  Current maturities of notes payable              $    463,400    $    546,100
  Current maturities of obligations under
   capital lease                                         46,800          40,000
  Accounts payable                                      942,200         565,800
  Accrued expenses                                      744,800         416,000
  Unearned revenue                                      407,200         370,100
                                                   ------------    ------------
     Total Current Liabilities                        2,604,400       1,938,000
                                                   ------------    ------------

NOTES PAYABLE, net                                      358,000         321,900
OBLIGATIONS UNDER CAPITAL LEASE, net                     14,200          39,400
CONVERTIBLE DEBENTURES, net                           1,190,300       1,407,200

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   11,044,200 and 10,034,500 shares                      11,000          10,000
  Additional paid-in capital                         27,068,300      25,246,900
  Accumulated deficit                               (22,094,900)    (19,793,000)
                                                    -----------     -----------
     Total Stockholders' Equity                       4,984,400       5,463,900
                                                   ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  9,151,300    $  9,170,400
                                                   ============    ============








                 See Notes to Consolidated Financial Statements.

                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Quarter Ended                              Six Months
                                                   March 31                               Ended March 31
                                      ---------------------------------------------------------------------------
                                          1999               1998                   1999                 1998
                                      ---------------------------------------------------------------------------
NET SALES:
    Software & training               $  1,176,700         $    572,200         $  2,334,900         $  1,165,000
    Equipment & Installation             1,401,200              454,800            2,773,200            1,042,600
    Support services                       604,900              310,700            1,156,400              639,400
                                      ------------         ------------         ------------         ------------
                                         3,182,800            1,337,700            6,264,800            2,847,000
                                      ------------         ------------         ------------         ------------

COST OF SALES:
    Software & training                    300,600              101,700              570,700              235,300
    Equipment & Installation             1,042,700              290,300            1,930,800              802,100
    Support services                       272,100               74,200              532,500              148,500
                                      ------------         ------------         ------------         ------------
                                         1,615,400              466,200            3,034,000            1,185,900
                                      ------------         ------------         ------------         ------------

GROSS PROFIT                             1,567,400              871,500            3,230,500            1,661,100
                                      ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Selling & marketing                      839,700              371,700            1,784,800              759,300
  General & administrative               1,805,700              690,400            3,405,600            1,427,100
  Stock based compensation                   5,000                 --                 27,500                 --
  Research & development                     2,100               15,100                2,700               19,200
                                      ------------         ------------         ------------         ------------
  Total operating expenses               2,652,500            1,077,200            5,220,600            2,205,600
                                      ------------         ------------         ------------         ------------

OPERATING LOSS                          (1,085,100)            (205,700)          (1,990,100)            (544,500)

OTHER INCOME (EXPENSE):
  Other income                              20,800                8,700               25,200                9,400
  Interest income                            3,300               12,200                6,400               26,100
  Interest expense                        (241,500)             (72,900)            (343,400)             (97,800)
                                      ------------         ------------         ------------         ------------

NET LOSS                              $ (1,302,500)        $   (257,700)        $ (2,301,900)        $   (606,800)
                                      ============         ============         ============         ============

Earnings per share                    $      (0.13)        $      (0.03)        $      (0.22)        $      (0.07)
                                      ============         ============         ============         ============

Weighted average number
of shares outstanding                   10,400,600            9,474,400           10,314,300            9,163,300
                                      ============         ============         ============         ============




                                 See Notes to Consolidated Financial Statements.




                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended March 31
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
Cash Flows From Operating Activities:
  Net Loss                                           $(2,301,900)   $  (606,800)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
Common stock options granted for compensation
   and other services                                     27,500           --
Depreciation expense                                      77,300         86,400
Amortization of intangible assets                        469,100        211,800
Amortization of debt discount and issuance costs         227,200        171,000
Conversion of accrued interest on debentures
   to common stock                                        33,000           --
Provision for obsolete and slow-moving inventories       200,000           --
Changes in operating assets and
  liabilities, net of effects
  of acquisitions:
   Decrease (increase) in:
    Trade receivable                                      88,200         44,800
    Inventories                                         (325,400)      (182,900)
    Prepaid expenses and other assets                     (9,700)        18,900
    Deposits and other                                    22,200         56,100
   Increase (decrease) in:
    Accounts payable                                     393,700       (128,400)
    Accrued expenses                                     352,800         40,300
    Unearned revenue                                      37,100        (10,700)
  Net cash used in operating activities                 (708,900)      (299,500)
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Payment for acquisition of businesses                     --         (564,400)
  Software development costs                            (145,100)          --
  Purchase of property and equipment                     (77,200)      (226,500)
  Patents                                                   --          (10,900)
                                                     -----------    -----------
Net cash used in investing activities                   (222,300)      (801,800)
                                                     -----------    -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


Cash Flows From Financing Activities:
  Proceeds from borrowings                               671,800        986,300
  Principal payments related to:
    Notes Payable                                       (426,800)       (26,300)
    Capital lease obligations                            (18,400)          --
  Debt Issuance costs                                    (53,300)          --
  Proceeds from exercise of common stock
     options                                              89,100         29,600
  Proceeds from issuance of common stock                 767,100           --
Net cash provided by (used in) financing
   activities                                          1,029,500        989,600
                                                     -----------    -----------

Net Increase/(decrease) in Cash and Equivalents           98,300       (111,700)
Cash and Equivalents, beginning of period                553,100        836,400
                                                     -----------    -----------
Cash and Equivalents, end of period                  $   651,400    $   724,700
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                             $    36,500    $      --
                                                     ===========    ===========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
  Fair value of inducement related to
     amendment to convertible debentures             $   259,400    $      --
                                                     ===========    ===========

  Increase (decrease) in payables for capital
     expenditures                                    $   (17,300)   $      --
                                                     ===========    ===========
  Debt discount and issuance costs incurred
     for convertible debentures                      $    40,000    $   113,700
                                                     ===========    ===========

  Conversion of debentures to common stock           $   640,000    $   110,000
                                                     ===========    ===========
  Fair value of warrants issued for debt
     issuance costs                                  $      --      $   120,000
                                                     ===========    ===========
  Issuance of common stock for acquisition of
     business                                        $      --      $ 5,168,100
                                                     ===========    ===========
  Notes payable incurred for acquisition of
     business, net of discounts
                                                     $      --      $   372,000
                                                     ===========    ===========

  Debt assumed in business acquisitions              $      --      $    59,900
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s ('MEDY' or the 'Company') Form 10-KSB for the year ended September 30, 1998. The results of operations for the periods ended March 31, 1999 and March 31, 1998 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.   EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At March 31, 1999, MEDY had 3,063,000 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 4,573,000 at March 31, 1999.


NOTE 3.  INVENTORIES

     Inventories consist of the following at March 31, 1999 and September 30, 1998:

                                                   March 31        September 30
                                                     1999              1998
                                                  -----------------------------

Raw materials and replacement parts               $    76,800       $   313,900
Finished goods                                      1,016,900           601,000
Work in progress                                       12,800              --
Show Stock                                            167,200           186,000
Allowance for obsolescence                           (268,700)         (221,300)
                                                  -----------       -----------
                                                  $ 1,005,000       $   879,600
                                                  ===========       ===========

     At March 31, 1999 medical products inventories have decreased $237,100, ($200,000 of which is a write off of raw materials, see Item 2 MD & A page 10), while other inventories have increased $362,500 due to the on going business of Computer Age Dentist, Inc. (CADI), MEDY's wholly owned subsidiary, for a net inventory increase of $125,400. Management continues its efforts to reduce inventory and inventory carrying costs, while maintaining inventory levels needed to meet sales requirements.

NOTE 4.   UNEARNED REVENUE

     Unearned revenue represents payments received on deferred software support contracts, installation charges and training that have not been earned. The amounts for deferred software support contracts are amortized into revenue on a monthly basis using the straight-line method over the life of the contract. Deferred amounts for installation and training are recognized when the services are performed.

     Costs for software support contracts, installation and training, are charged to expense when those costs are incurred.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Discussion
------------------

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

     As discussed in Note 2 to the audited financial statements as of September 30, 1998, (see MEDY's form 10-KSB for the year ended September 30, 1998 and the accompanying audited financial statements), MEDY has suffered and is continuing to suffer recurring losses and negative cash flows from operations. Even though the Company has seen significant sales increases over the last fiscal year end and the last two quarters, MEDY has, and for at least the near term, expects to experience periodic negative cash flow from operations and net losses as it strives to bring operational expenses more in line with current revenues. Also as described below, MEDY is taking a number of steps to reduce its administrative expenses which increased at a significantly greater rate than the increase in revenues, costs of sales, and selling & marketing expenses

Corporate Summary
-----------------

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

     MEDY's  largest   purchaser  of  dental  cameras  during  fiscal  1997  was
Information Presentation Systems, Inc. ("IPS") of Marietta, GA. In its eight-year history, IPS had become one of the nation's largest suppliers of customized multimedia systems for use in a variety of dental operatory environments. IPS had been involved in the development and marketing of several dental technology products, including intra-oral video cameras, video and computer image storage systems, patient education systems, and digital radiography and micro-abrasion instruments. To take advantage of IPS's significant industry presence and to further integrate the CADI operations with the MEDY dental camera sales, MEDY, through CADI, acquired IPS in February 1998.

     Neither CADI nor IPS had a significant presence in the Upper Midwest/Great Lakes region of the U.S. In April 1998, MEDY acquired Command Dental Systems ("Command") of Farmington Hills, MI which did have a significant sales base in this region for its dental office management software, which are UNIX and ZENIX based systems. Command had an in-house staff of programmers, sales professionals, installers, trainers, and support technicians with more than 550 clients ranging from small offices to large clinics like the University of Michigan Dental School. MEDY, through CADI, acquired Command in April, 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     CADI is now operating the businesses previously operated by IPS and Command, both of which were merged into CADI. As a result of the CADI, IPS, and Command acquisitions, MEDY has integrated the hardware and software necessary to manage a dental practice. Since management believes that all of it's products are Year 2000 compliant, MEDY is positioned to market CADI's products to a large number of dental practices with MS-DOS and UNIX based software which may not be Year 2,000 compliant. The acquisitions of CADI, IPS, and Command have already resulted in a significant increase in revenues to MEDY. Due to the rapid growth of the post acquisition company and because of the costs of the acquisitions and the costs of integrating the operations and administration of these new companies, the acquisitions have resulted in negative operating cash flow and have caused certain working capital shortages. These operations are expected to increase MEDY's revenues further and, as MEDY begins to benefit from the economies of scale, MEDY expects that it will realize improved cash flows from operations, operating profits, and liquidity, although there can be no assurances that it will actually be able to do so. MEDY's goal is to become the 'Single Source Technology Solution' for dental practices moving into the complex digital/computer age. With the purchases of IPS and Command, CADI now offers a comprehensive range of products to the dental industry, including practice management software, electronic claims processing, image capture software, intra-oral cameras, multi-operatory video/digital networks, patient education and digital x-ray systems.

     Management has taken a number of steps to restructure the Company's product and expense structure to better match its revenues. Effective April 15, 1999 the manufacturing of intra oral cameras was ceased and eight employees were terminated. An additional two employees will be terminated May 15. A $200,000 write off of raw material inventory has been taken in the March quarter to reflect any possible losses the Company might incur from the liquidation of unused raw material inventory. The Company will liquidate its current finished goods inventory of intra oral cameras in the ordinary course of business and then will begin to represent any number of other camera manufacturer's products in the market place on a distributor basis. Gross margins on cameras distributed are not expected to differ materially from the margins obtained on cameras manufactured by the Company, but the overall profitability of the camera product line is expected to improve absent all of the manufacturing overhead, although no assurances of that fact can be given. This is in line with the Company's overall strategy, which is to be a systems integrator of hardware components in connection with the sales of our proprietary software products. Concurrent with the decision to cease the manufacturing operation, management also made other expense cuts in the areas of management compensation, personnel, consulting and advertising. These cuts will take effect in the Company's fiscal third quarter ending June 30, 1999 and are projected to have a positive effect on net operating cash flow, but no assurance of that fact can be given.

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

     Financial Condition. (March 31, 1999 as compared to September 30, 1998) During the six month period ended March 31, 1999, MEDY's net working capital decreased approximately $521,200 and, consequently, at March 31, 1999 MEDY had a working capital deficit where its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) for the six months ended March 31, 1999 consist of:


                                       March 31      September 30       W/C
                                        1999            1998           Effect
                                     ------------------------------------------
Cash & Equivalents                   $   651,400     $   553,100    $    98,300
Restricted Cash                           50,000          50,000           --
Trade Receivables                        791,200         879,400        (88,200)
Inventories                            1,005,000         879,600        125,400
Pre-paid Expenses                         34,500          24,800          9,700
                                     -----------     -----------    -----------
  Total Current Assets                 2,532,100       2,386,900        145,200
Current maturities of notes
   payable                               463,400         546,100         82,700
Current maturities of
   under capital lease                    46,800          40,000         (6,800)
Accounts payable                         942,200         565,800       (376,400)
Accrued expenses                         744,800         416,000       (328,800)
Deferred Revenue                         407,200         370,100        (37,100)
                                     -----------     -----------    -----------
  Current liabilities:                 2,604,400       1,938,000       (666,400)
                                     -----------     -----------    -----------
Working capital                      $   (72,300)    $   448,900    $  (521,200)
                                     ===========     ===========    ===========


     Cash Used In Operating Activities. Cash used in operating activities for the six months ended March 31, 1999 amounted to $708,900 compared to $299,500 for the six months ended March 31, 1998. This 140% increase in cash used in operations was due in large part to the significant operating losses suffered by MEDY and MEDY's using it's cash to finance those losses.

     The Company's net loss amounted to $2,301,900 for six months ended March 31, 1999 which includes $1,063,600 of non-cash charges for depreciation, amortization and stock compensation expense. Exclusive of a $200,000 write off of raw materials, in March 1999, inventory increases required resources cash of $325,400. This amount was offset by a 70% increase in accounts payable, accrued expenses and other of $854,800 which had a positive impact on operating cash flows.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     Cash Used In Investing Activities. For the six months ended March 31, 1999, the Company used cash in investing activities of $222,300. This amount was comprised of the acquisition of computers and other equipment of $77,200 and enhancements to the Company's dental practice management software of $145,100. For the comparable period of the preceding year the Company utilized $801,800 of cash in investing activities, primarily due to cash payments of $564,400 in connection with the CADI and IPS acquisitions. MEDY is seeking to cancel a portion of the accrued indebtedness incurred to acquire Command through litigation against the former principals of Command which is pending, and is described in more detail in a current report on Form 8-K reporting an event of April 13, 1999.

     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $767,100 from the sale of 523,834 shares of common stock in a private placement, $360,000 from the issuance of convertible debentures, $311,800 from bank borrowings and $89,100 from the exercise of employee stock options. Uses of cash for financing activities were $445,200 for principal payments on debt obligations and $53,300 for debt issuance costs.

     During February and March 1999 MEDY experienced decreased and negative working capital as its sales and marketing activities increased. To augment working capital, in November 1998 MEDY raised net proceeds of $360,000 from the sale of $400,000 of convertible debentures to the same unaffiliated company which had purchased debentures in October 1997 and July 1998. (Please refer to the debenture schedule below). On March 18, 1999, Resonance Limited, an unaffiliated company located in the Isle of Man, British Isles, purchased
523,834 shares of MEDY common stock for $800,000. MEDY agreed to file a registration statement related to these shares not later than April 16, 1999 and to obtain effectiveness of that registration statement by no later than July 30, 1999. The Company has since obtained the effectiveness of that registration statement as of May 5, 1999. In addition, MEDY agreed to issue "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap").

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     After the end of fiscal 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company has pledged substantially all of its assets as collateral for the loan, but to date has only been able to borrow approximately $400,000 at any given time. The debt currently accrues interest at Prime plus 6% and required a 1.5% commitment fee payable $10,000 upon closing and $5,000 on the facility s first anniversary. There is a minimum interest charge monthly of $2,750. Among other covenants, the loan agreement has affirmative covenants requiring the Company to maintain certain levels of net worth and to limit negative EBITDA (Earnings Before Interest, Taxes,
Depreciation and Amortization) to certain levels. As of December 15, 1998 the lender informed the Company that the Company was in technical default of the net worth covenant of the credit agreement. Effective May 7, 1999, the lender waived the financial covenant defaults that occurred under the above referenced credit agreement through and including March 31, 1999.

     The following schedule outlines convertible debenture activity:

                           Balance                                                                        Balance
Debenture:                 9/30/98            Additions          Conversions         Amortized            3/31/98
----------                 -------            ---------          -----------         ---------            -------
October 97               $   440,000         $      --           $  (440,000)        $      --          $      --
July 98                    1,100,000                --              (200,000)               --              900,000
November 98                     --               400,000                --                  --              400,000
                         -----------         -----------         -----------         -----------        -----------
 Total                     1,540,000             400,000            (640,000)               --            1,300,000
                         -----------         -----------         -----------         -----------        -----------

Discount:

October 97                   (33,300)               --                33,300                --                 --
July 98                      (99,600)               --                16,600              10,000            (73,300)
November 98                     --               (40,000)               --                 3,300            (36,700)
                         -----------         -----------         -----------         -----------        -----------
Total                       (132,900)            (40,000)             49,900              13,300           (109,700)
                         -----------         -----------         -----------         -----------        -----------

Net:                     $ 1,407,100         $   360,000         $  (590,100)        $    13,300        $ 1,190,300
                         ===========         ===========         ===========         ===========        ===========

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures.

     Although the acquisitions of CADI, IPS, and Command have resulted in (and are expected to continue to generate) significant increases in revenues to MEDY during the current fiscal year and beyond, MEDY expects to continue to experience periodic negative cash flow from operations during fiscal 1999. During fiscal 1998 and fiscal 1997, cash flow deficits were funded by employee, officer, and consultant stock option exercises and by convertible debt placements. However, MEDY's ability to fund its operations will be dependent

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to increase sales revenues further, and achieve and maintain positive operating cash flow during fiscal 1999, MEDY may be facing significant working capital shortages in the latter part of fiscal year 1999. There can be no assurance that MEDY will be able to avoid future working capital shortages or that it will be able to finance working capital shortages as necessary.

     Management of the Company does not believe that its existing capital resources are sufficient for the balance of the 1999 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during fiscal 1998 and the first two quarters of fiscal 1999. To not interrupt that continuing growth, the Company is currently seeking additional debt or equity capital to augment its working capital position, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses until such time as its expanded efforts in marketing, R & D and acquisitions continues to increase revenues to a level of break even operating cash flow or profitability, although no assurance of that fact can be given.

     There are 3,063,000 vested common stock options and warrants outstanding as of March 31, 1999, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $1.00 and $4.50 per share and at May 11, 1999 the price of MEDY's common stock was approximately $1.4375. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

     Results of Operations. As previously discussed, MEDY has made significant changes to its operations in fiscal 1998 and 1999. With the purchases of CADI, IPS, and Command, MEDY has added several new product lines, such as dental practice management software, software support, multi-operatory video/digital networks, and digital x-ray systems. MEDY has also used these purchases to compliment the sales of its dental cameras. These new product lines have greatly increased MEDY's gross profits as these new product lines have greater gross margins than the products MEDY sold prior to the acquisitions.

     Revenue. Software and training sales for the six month period ended March 31, 1999 and 1998 were $2,334,900 and $1,165,000, respectively, for an increase of $1,169,900 or 100.0%. Software and training sales for the three month period ended March 31, 1999 and 1998 were $1,176,700 and $572,200, respectively, for an increase of $604,500 or 105.6%. Increased sales are attributable to the Company's additional expenditures on and expansion in the number of sales/marketing personnel and increased advertising expenditures. Additionally, the 1998 periods do not include sales to customers from the April 1999 Command acquisition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     Equipment and installation sales for the six months ended March 31, 1999 and 1998 were $2,773,200 and $1,042,600, respectively, for an increase of $1,730,600 or 166.0%. Equipment and installation sales for the three months ended March 31, 1999 and March 1998 were $1,401,200 and $454,800, respectively, for an increase of $946,400 or 208.1%. Increased sales are attributable to increased software sales which requires many dentists to buy new computer hardware or to upgrade their existing hardware. Also, sales are higher in 1999 compared to 1998 due to the acquisition of IPS in February 1998 and the additional hardware product lines which that acquisition allowed the company to enter.

     Software support services sales for the six months ended March 31, 1999 and 1998 were $1,156,400 and $639,400, respectively, for an increase of $517,000 or 80.9%. Software support services sales for the three months ended March 31, 1999 and 1998 were $604,900 and $310,700, respectively, for an increase of $294,200 or 94.7%. Increased support services sales can be attributed to increased software sales. Also, sales are higher through March 1999 compared to March 1998 due to the acquisition of Command in April 1998.

     MEDY believes that profit from these activities will improve as MEDY's general and administrative expenses are consolidated and decreased and it's operations become more efficient. There can be no assurance these positive changes will ever result in an increase in cash flow or net income from MEDY's operations (as compared to MEDY's historical net losses).


Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                                         Six Months Ended                     Six Months Ended
                                 --------------------------------------------------------------------
                                  March 31,          Percent              March 31,          Percent
                                    1999             of Sales               1998             of Sales
                                 --------------------------------------------------------------------
Software & training:
Sales                            $2,334,900            100.0%            $1,165,000            100.0%
Cost of sales                       570,700             24.4%               235,300             20.2%
                                 ----------            -----             ----------            -----
  Gross margin                   $1,764,200             75.6%            $  929,700             79.8%
                                 ==========            =====             ==========            =====

Equipment & Installation:
Sales                            $2,773,200            100.0%            $1,042,600            100.0%
Cost of sales                     1,930,800             69.6%               802,100             76.9%
                                 ----------            -----             ----------            -----
   Gross margin                  $  842,400             30.4%            $  240,500             23.1%
                                 ==========            =====             ==========            =====



                                         Six Months Ended                     Six Months Ended
                                 --------------------------------------------------------------------
                                  March 31,          Percent              March 31,          Percent
                                    1999             of Sales               1998             of Sales
                                 --------------------------------------------------------------------
Support Services:
Sales                            $1,156,400            100.0%            $  639,400            100.0%
Cost of sales                       532,500             46.0%               148,500             23.2%
                                 ----------            -----             ----------            -----
  Gross margin                   $  623,900             54.0%            $  490,900             76.8%
                                 ==========            =====             ==========            =====

Total Sales                      $6,264,500            100.0%            $2,847,000            100.0%
Total COS                         3,034,000             48.4%             1,185,900             41.7%
                                 ----------            -----             ----------            -----
Total Gross Margin               $3,230,500             51.6%            $1,661,100             58.3%
                                 ==========            =====             ==========            =====

Software & training:
Sales                            $1,176,700            100.0%            $  572,200            100.0%
Cost of sales                       300,600             25.5%               101,700             17.8%
                                 ----------            -----             ----------            -----
  Gross margin                   $  876,100             74.5%            $  470,500             82.2%
                                 ==========            =====             ==========            =====

Equipment & Installation:
Sales                            $1,401,200            100.0%            $  454,800            100.0%
Cost of sales                     1,042,700             74.4%               290,300             63.8%
                                 ----------            -----             ----------            -----
  Gross margin                   $  358,500             25.6%            $  164,500             36.2%
                                 ==========            =====             ==========            =====

Support Services:
Sales                            $  604,900            100.0%            $  310,700            100.0%
Cost of sales                       272,100             45.0%                74,200             23.9%
                                 ----------            -----             ----------            -----
  Gross margin                   $  332,800             55.0%            $  236,500             76.1%
                                 ==========            =====             ==========            =====

Total Sales                      $3,182,800            100.0%            $1,337,700            100.0%
Total COS                         1,615,400             50.8%               466,200             34.9%
                                 ----------            -----             ----------            -----
Total Gross Margin               $1,567,400             49.2%            $  871,500             65.1%
                                 ==========            =====             ==========            =====

     Cost of Sales. Cost of sales of software and training for the six months ending March 31, 1999 and 1998 as a percent of software and training revenue were 24.4% and 20.2%, resulting in gross margin percentages of 75.6% and 79.8%, respectively. Cost of sales of software and training for the three months ending March 31, 1999 and 1998 as a percent of software and training revenue were 25.5% and 17.8%, resulting in gross margin percentages of 74.5% and 82.2%, respectively. The decline in gross margin percentage, for both the six and three month periods ended March 1999, can be attributed to increased training personnel and wages. Additional training personnel were necessary as the Company grew from regional training coverage to national coverage.

     Cost of sales for equipment and installation for the six months ended March 31, 1999 and 1998 as a percent of equipment and installation revenue were 69.6% and 76.9%, resulting in gross margin percentages of 30.4% and 23.1%, respectively. Cost of sales for equipment and installation for the three months ended March 31, 1999 and 1998 as a percent of equipment and installation revenue were 74.4% and 63.8%, resulting in gross margin percentages of 25.6% and 36.2%, respectively. The increase in gross margin percentage, for the six month period

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

ended March 31, 1999, is due to lower margin camera and computer equipment sales being augmented by the sale of higher margin dental equipment sales. These higher margin dental equipment sales were a result of the acquisition of IPS in February of 1998. The decline in the gross margin percentage in the three month period ending March 31, 1999 is due to a $200,000 charge to cost of sales in March 1999 to reflect the write off of raw material inventory (please refer to item 2, MD & A page 10). Cost of sales as a percent of equipment and installation revenue, exclusive of the $200,000 inventory write off, for the six month period ended March 31, 1999 is 62.4% resulting in a gross margin percentage of 37.6%. Cost of sales as a percent of equipment and installation revenue, exclusive of the $200,000 inventory write off, for the three month period ended March 31, 1999 is 60.1% resulting in a gross margin percentage of 39.9%

     Cost of sales for software support for the six months ended March 31, 1999 and 1998 as a percent of support services revenue were 46.0% and 23.2%, resulting in gross margin percentages of 54.8% and 76.8%, respectively. Cost of sales for software support for the three months ended March 31, 1999 and 1998 as a percent of support services revenue were 45.0% and 23.9%, resulting in gross margin percentages of 55.0% and 65.1%, respectively. Cost of sales for software support has increased due to the Company's acquisition of Command whose support staff to client ratio was much higher than that of CADI. CADI has also implemented a plan to raise its support staff to client ratio in an effort to enhance its level of customer service/support.

     Selling & Marketing Expenses. Selling and marketing expenses for the six month periods ended March 31, 1999 and 1998 were $1,784,800 and $759,300, respectively, for an increase of $1,025,500 or 135.1%. Selling and marketing expenses for the three month periods ended March 31, 1999 and March 31, 1998 were $839,700 and $371,700, respectively, for an increase of $468,000 or 125.9%. Due to the Company's efforts to aggressively grow revenues, the company greatly increased advertising expenditures and hired additional sales staff, resulting in increased advertising, salary, convention, and travel costs.

     General and Administrative Expenses (G & A). G & A expenses for the six month period ended March 31, 1999 and 1998 were $3,405,600 and $1,427,100, respectively, for an increase of $1,978,500 or 138.6%. G & A expenses for the three month period ended March 31, 1999 and 1998 were $1,805,700 and $690,400, respectively, for an increase of $1,115,300 or 161.5%. The acquisitions of IPS and Command together with the Company's efforts to aggressively grow revenues resulted in higher wages and benefits, travel, rent, and office related expenses.

     Research and Development Costs (R & D). For the six months ended March 31, 1999 and 1998, R & D expenses were $2,700 and $19,200, respectively, for a decrease of $16,500 or 85.9%. For the three months ended March 31, 1999 and

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

1998, R & D expenses were $2,100 and $15,100, respectively, for a decrease of $13,000 or 86.1%. The Company's policy is to fund R & D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R & D costs. After technological feasibility of products is established, software development costs are capitalized then amortized to cost of sales. For the six months ended March 31, 1999 and 1998, software development costs capitalized were $145,100 and $81,800, respectively. For the three months ended March 31, 1999 and 1998, software development costs capitalized to costs were $60,000 and $42,600, respectively.

     Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the six months ended March 31, 1999 and 1998 was $6,400 and 26,100, respectively. Interest income for the three months ended March 31, 1999 and 1998 was $3,300 and $12,200, respectively.

     Interest expense for the six months ended March 31, 1999 totaled $343,400. Interest expense for the three months ended March 31, 1999 totaled $241,500.


     The following table illustrates interest expense for these periods.

                                                   Six Months     Three Months
                                                   Ended March    Ended March
Description:                                        31, 1999         31,1999
------------                                       ---------------------------

Related Party Notes                                  $ 26,800       $ 11,300
Convertible Debentures                                 62,100         40,300
Line of Credit                                         15,900         13,500
Capitalized Lease                                      11,400          5,400
Debt Issuance / Discount Amortization                 227,200        171,000
                                                     --------       --------
  Total Interest Expense:                            $343,400       $241,500
                                                     ========       ========

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     MEDY and its wholly-owned subsidiary Computer Age Dentist, Inc.have filed litigation against Sally Marcotte, Oliver Marcotte, and ADG, Inc. in the District Court for Arapahoe County, Colorado. The litigation seeks, among other things, rescission of an April 1998 merger agreement by which Computer Age Dentist acquired the assets of Command Dental Systems, Inc. from the Command shareholders. The complaint also seeks rescission of the employment agreement between Computer Age Dentist and Sally Marcotte, damages, and other affirmative relief in favor of Medical Dynamics and Computer Age Dentist and against Sally and Oliver Marcotte and ADG, Inc. The complaint alleges that, in completing the transaction with Medical Dynamics in April 1998, the principals and shareholders of Command Dental failed to disclose certain material facts to Medical Dynamics, and misrepresented certain other facts to Medical Dynamics and Computer Age Dentist. In the complaint, Medical Dynamics and Computer Age Dentist also allege that Sally Marcotte breached her obligations under her employment agreement with Computer Age Dentist.

     Medical Dynamics and Computer Age Dentist have initiated discussions with Dr. and Mrs. Marcotte, and with ADG, Inc., in an effort to settle this matter outside of litigation. There can be no assurance, however, that they will be able to do so. It should be noted that litigation is expensive and unpredictable. While management of Medical Dynamics and Computer Age Dentist believes that they have a meritorious case against these defendants, no assurances may be given as to the outcome of this case. Medical Dynamics does not believe that any resolution of this matter will have a material adverse impact on its financial condition or operations. The defendants have asserted that MEDY has defaulted on the $445,300 indebtedness to the former shareholders of Command which remains outstanding, but the defendants have not otherwise answered the complaint.

Item 2.    Changes in Securities and Use of Proceeds.

     On March 18, 1999, Resonance Ltd., an unaffiliated company located in the Isle of man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY agreed to file a registration statement related to these shares not later than April 16, 1999 and to obtain effectiveness of that registration statement no later than July 30, 1999. The Company has since obtained the effectiveness of that registration statement as of May 5, 1999. In addition, MEDY agreed to issue "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the Future Priced Securities Cap").

     The following information is provided for securities sold since the end of the fiscal year which were not registered under the Securities Act of 1933:

     (a) The date, title and amount of securities sold. $400,000 of convertible debentures (the "Tail Wind Transaction"), November 18, 1999, and 523,834 shares of restricted common stock (the "Resonance Transaction"), March 17, 1999.

     (b) (1) Give the names of the principal underwriters, if any: None. MEDY did pay fees to:

          Rochon Capital, Inc. of San Rafael, California, as a finder in connection with the sale of convertible debentures to Tail Wind in the Tail Wind Transaction; and

          Ayeh Trading Inc., of New York, New York, in connection with its due diligence activities on behalf of Resonance in the Resonance Transaction.

     (2) The securities were offered to accredited investors only with respect to the convertible debentures sold to Tail Wind and the shares sold to Resonance, both in transactions described above in the Management's Discussion and Analysis.

     (c) As described in the management's discussion and analysis, above,

          Convertible Debentures were sold to a single accredited investor (Tail
     Wind) in November 1999 aggregating $400,000, bringing the total of debentures outstanding to $1,500,000. Since that time, that accredited investor has converted $400,000 of the debentures into 301,790 shares of common stock.

          523,834 shares of restricted common stock was sold to a single accredited investor (Resonance) in March 1999 for a total investment of $800,000.

     (d) The section of the Securities Act or the rule of the Commission under which the small business issuer claimed exemption from registration and the facts relied upon to make the exemption available.

          The convertible debentures were offered and sold to Tail Wind, and the common stock was offered and sold to Resonance pursuant to the exemptions found in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Rule 506 thereunder.

          The  common  stock  was  issued  on  conversion  of  the   convertible
     debentures pursuant to the exemption from registration found in Section 3(a)(9) of the Securities Act of 1933, as amended.

     (e) The terms of conversion of the convertible securities issued to Tail Wind, and the terms of additional securities and warrants that may be issued to Resonance are as follows:

Convertible Securities Issued To Tail Wind
------------------------------------------

     Tail Wind will acquire shares upon conversion of convertible securities at 85% of Market Price (as defined) on the date of conversion. "Market Price" is defined to mean the average of the two lowest closing bid prices of the Common Stock as reported by The Nasdaq Stock Market over the 60 trading day period immediately preceding the determination date. For the purposes of the 1998 Debentures, "Ceiling Price" is defined to mean 105% of the average closing bid price of the Common Stock for the twenty trading days prior to the effective date of this registration statement. The Ceiling Price is to be adjusted on July 31, 2000, to 105% of the Market Price on that date if the adjustment would result in a lower price.

     Tail Wind has agreed by contract that it will at no time own more than 4.99% of the Common Stock. This contractual limitation prohibits Tail Wind from converting the 1998 Debentures or exercising the 1998 Warrants to the extent that conversion or exercise would result in Tail Wind owning more than 4.99% of the issued and outstanding shares of Common Stock. This limitation is referred to in this Prospectus as the "5% Limitation." As a result of the 5% Limitation and pursuant to SEC Rule 13d-4,

     Tail Wind disclaims beneficial ownership of all shares to the extent such ownership would result in it exceeding the 5% Limitation. Since the 5% Limitation is the result of a contractual agreement between MEDY and Tail Wind, the parties could, by agreement, waive the restriction.

     Tail Wind also holds warrants to acquire 150,000 shares at an exercise price equal to $2.58 per share.

     MEDY and Tail Wind have agreed that, notwithstanding any decrease in Market Price, Tail Wind may not convert 1998 Debentures which would result in the issuance of more than 1,880,000 shares (including shares issued as interest on the 1998 Debentures, or issued or issuable upon exercise of the 1998 Warrants). If Tail Wind is precluded from converting any 1998 Debentures because of this provision, Tail Wind may demand, upon six months' notice, that the Company redeem the remaining 1998 Debentures for 115% of the remaining principal amount. This is referred to herein as the "Future Priced Securities" limitation. If MEDY is required to redeem any portion of the 1998 Debentures as a result of the Future Priced Securities limitation, MEDY will have six months notification to obtain the financing to do so. In such an event, MEDY will have to seek debt or equity financing (unless it has sufficient funds from other sources, such as revenues from operations, available). Although MEDY believes it can do so based on its past experiences, there can be no assurance that MEDY will be able to obtain financing necessary to redeem the 1998 Debentures if required.

Addtional Securities and Warrants Potentially Issuable to Resonance
-------------------------------------------------------------------

     In connection with the Resonance Transaction, MEDY agreed to issue "additional shares" to Resonance at July 5, 1999, September 5, 1999, and November 5, 1999. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease in market price of MEDY common stock (if any) during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap").

     After November 5, 1999 and subject to the Future Priced Securities cap, MEDY will issue Resonance a warrant to purchase 523,834 shares for a six month period at $1.5272. The issuance of the additional common shares and warrants to Resonance will result in a dilution adjustment to warrants held by Tail Wind


ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27.    Financial data schedule.

     (b) Reports on Form 8-K:

          The Company's Current Report on Form 8-K reporting events of:

          March 4, 1999 describing amendments to Tailwind Fund's $1,500,000 convertible debentures.

          March 18, 1999 describing further amendments to Tailwind Fund's $1,500,000 convertible debentures and the purchase of 523,834 shares of the registrant's common stock by Resonance, Ltd. For $800,000.

          April 13, 1999 describing the registrant's pending litigation against the previous owners of Command Dental Systems, Inc., settlement efforts and the lack of a material adverse impact on the registrant's financial condition.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1999                          /s/ Van A. Horsley
                                            ------------------------------------
                                            Van A. Horsley, President,
                                            Principal Executive Officer, and
                                            Principal Financial Officer