Form 10QSB
period 1999-06-30
MEDICAL DYNAMICS INC
filed 1999-08-13
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632


                             MEDICAL DYNAMICS, INC.
                             -----------------------
              Exact name of Registrant as specified in its charter


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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1999 is 11,773,543 shares, $.001 par value.




                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
ASSETS
                                                                          6/30/99                   9/30/98
                                                                        -----------              -----------
CURRENT ASSETS:
  Cash and equivalents                                                  $   308,600              $   553,100
  Restricted cash                                                                 0                   50,000
  Trade receivables, less allowance for
   doubtful accounts of $101,300 and $108,400                               492,700                  879,400
  Inventories                                                               855,400                  879,600
  Prepaid expenses                                                           33,100                   24,800
                                                                        -----------              -----------
     Total Current Assets                                                 1,689,800                2,386,900
                                                                        -----------              -----------
SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
   accumulated amortization of $751,400 and $417,800                      2,467,200                2,619,800
  Technical support contracts, net of
   accumulated amortization of $539,900 and $305,000                      1,058,300                1,303,100
                                                                        -----------              -----------
                  Total Software Development and Support                  3,525,500                3,922,900
                                                                        -----------              -----------
PROPERTY AND EQUIPMENT:
  Demonstration equipment                                                   451,800                  420,900
  Machinery and equipment                                                   583,200                  553,800
  Furniture and fixtures                                                    361,200                  355,200
  Leasehold improvements                                                    127,000                  127,000
                                                                        -----------              -----------
                                                                          1,523,200                1,456,900
  Less accumulated depreciation and
   amortization                                                            (916,600)                (799,400)
                                                                        -----------              -----------
     Property and Equipment, Net                                            606,600                  657,500
                                                                        -----------              -----------
OTHER ASSETS:
  Goodwill, net of accumulated
   amortization of $188,000 and $120,800                                  1,825,100                1,892,300
  Non-compete agreement's net of accumulated
   amortization of $140,000 and $80,000                                      59,200                  119,200
  Debt issuance costs, net of accumulated                                      --
   amortization of $299,200 and $85,400                                     239,100                  125,400
  Patents and trademarks, net of accumulated
   amortization of $781,000 and $766,200                                     14,400                   29,200
  Deposits and other                                                         73,800                   37,000
                                                                        -----------              -----------
     Total Other Assets                                                   2,211,600                2,203,100
                                                                        -----------              -----------
TOTAL ASSETS                                                            $ 8,033,500              $ 9,170,400
                                                                        ===========              ===========

                                      MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued





LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         6/30/99                   9/30/98
                                                                      ------------              ------------

CURRENT LIABILITIES:
  Current maturities of notes payable                                 $    303,000              $    546,100
  Current maturities of obligations under capital lease                     50,600                    40,000
  Accounts payable                                                         894,600                   565,800
  Accrued expenses                                                         631,100                   416,000
  Unearned revenue                                                         340,300                   370,100
                                                                      ------------              ------------
     Total Current Liabilities                                           2,219,600                 1,938,000
                                                                      ------------              ------------

NOTES PAYABLE, net                                                         358,000                   321,900
OBLIGATIONS UNDER CAPITAL LEASE, net                                          --                      39,400
CONVERTIBLE DEBENTURES, net                                                734,800                 1,407,200

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   authorized 5,000,000 shares; none
   issued and outstanding                                                     --                        --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   11,635,400 and 10,034,500 shares                                         11,600                    10,000
  Additional paid-in capital                                            27,595,000                25,246,900
  Accumulated deficit                                                  (22,885,500)              (19,793,000)
                                                                      ------------              ------------
     Total Stockholders' Equity                                          4,721,100                 5,463,900
                                                                      ------------              ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                  $  8,033,500              $  9,170,400
                                                                      ============              ============







                                   See Notes to Consolidated Financial Statements.




                          MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Quarter Ended                             Nine Months
                                                     June 30                               Ended June 30
                                        ---------------------------------         ---------------------------------
                                            1999                 1998                 1999                 1998
                                        ------------         ------------         ------------         ------------
NET SALES:
    Software & training                 $  1,013,300         $    949,600         $  3,348,200         $  2,114,600
    Equipment & Installation               1,175,900            1,108,600            3,949,100            2,151,200
    Support services                         676,000              557,100            1,832,400            1,196,500
                                       ------------         ------------          ------------         ------------
                                           2,865,200            2,615,300            9,129,700            5,462,300
                                        ------------         ------------         ------------         ------------

COST OF SALES:
    Software & training                      470,100              119,000            1,040,800              351,800
    Equipment & Installation                 960,300              731,200            2,891,100            1,533,300
    Support services                          95,700               79,900              628,200              228,400
                                        ------------         ------------         ------------         ------------
                                           1,526,100              930,100            4,560,100            2,113,500
                                        ------------         ------------         ------------         ------------

GROSS PROFIT                               1,339,100            1,685,200            4,569,600            3,348,800
                                        ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Selling & marketing                        616,300              395,100            2,401,100              841,200
  General & administrative                 1,450,500            1,631,700            4,856,100            3,373,200
  Stock based compensation                    15,000                 --                 42,500                 --
  Research & development                        --                 14,900                2,700               34,100
                                        ------------         ------------         ------------         ------------
  Total operating expenses                 2,081,800            2,041,700            7,302,400            4,248,500
                                        ------------         ------------         ------------         ------------

OPERATING LOSS                              (742,700)            (356,500)          (2,732,800)            (899,700)

OTHER INCOME (EXPENSE):
  Other income                                15,800               17,600               41,000               27,000
  Interest income                              4,700                4,400               11,100               30,500
  Interest expense                           (68,800)             (51,800)            (412,200)            (149,400)
                                        ------------         ------------         ------------         ------------

NET LOSS                                $   (791,000)        $   (386,300)        $ (3,092,900)        $   (991,600)
                                        ============         ============         ============         ============

Earnings per share                      $      (0.07)        $      (0.04)        $      (0.29)        $      (0.10)
                                        ============         ============         ============         ============

Weighted average number                   11,257,200            9,791,000           10,628,600            9,579,900
of shares outstanding
                                        ============         ============         ============         ============




                                See Notes to Consolidated Financial Statements.





                                        MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended June 30
                                                                           -----------------------------------
                                                                               1999                   1998
                                                                           -----------             -----------
Cash Flows From Operating Activities:
  Net Loss                                                                 $(3,092,500)            $  (991,600)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
Common stock options granted for compensation
  and other services                                                            42,500                    --
Depreciation expense                                                           117,200                  35,100
Amortization of intangible assets                                              528,800                 761,400
Amortization of debt discount and issuance costs
                                                                               202,000                    --
Conversion of accrued interest on debentures to common stock
                                                                                83,700                    --
Provision for obsolete and slow-moving inventories
                                                                               230,000                    --
Changes in operating assets and
  liabilities, net of effects
  of acquisitions:
   Decrease (increase) in:
    Trade receivable                                                           386,700                (251,900)
    Restricted Cash                                                             50,000                    --
    Inventories                                                               (205,800)               (182,000)
    Prepaid expenses and other assets                                           (8,300)                 59,300
    Deposits and other                                                         (36,800)                 17,100
   Increase (decrease) in:
    Accounts payable                                                           345,700                (149,700)
    Accrued expenses                                                           391,200                 157,700
    Unearned revenue                                                           (29,800)                (18,000)
                                                                           -----------             -----------
  Net cash used in operating activities                                       (995,400)               (562,600)
                                                                           -----------             -----------

Cash Flows From Investing Activities:
  Payment for acquisition of businesses                                           --                  (598,900)
  Software development costs                                                  (156,000)               (166,300)
  Purchase of property and equipment                                           (83,600)               (172,800)
  Patents                                                                         --                   (10,900)
                                                                           -----------             -----------
Net cash used in investing activities                                         (239,600)               (948,900)
                                                                           -----------             -----------









                                                                          Nine Months Ended June 30,
                                                                    ------------------------------------
                                                                        1999                     1998
                                                                    ----------               -----------
                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Cash Flows From Financing Activities:
  Proceeds from borrowings                                             671,800                   986,300
  Principal payments related to:
    Notes Payable                                                     (486,000)                  (19,700)
    Capital lease obligations                                          (28,800)                     --
  Debt Issuance costs                                                  (58,000)                     --
  Proceeds from exercise of common stock
    options                                                            124,400                    41,900
  Proceeds from issuance of common stock                               767,100                      --
                                                                   -----------               -----------
Net cash provided by (used in) financing activities                    990,500                 1,008,500
                                                                   -----------               -----------

Net Increase/(decrease) in Cash and Equivalents
                                                                      (244,500)                 (503,000)
Cash and Equivalents, beginning of period                              553,100                   836,400
                                                                   -----------               -----------
Cash and Equivalents, end of period                                $   308,600               $   333,400
                                                                   ===========               ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                                           $    47,800               $      --
                                                                   ===========               ===========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
  Fair value of inducement related to
   amendment to convertible debentures                             $   259,400               $      --
                                                                   ===========               ===========

  Increase (decrease) in payables for capital
   expenditures                                                    $   (17,300)              $      --
                                                                   ===========               ===========
  Debt discount and issuance costs incurred
   for convertible debentures                                      $    40,000               $   113,700
                                                                   ===========               ===========

  Conversion of debentures to common stock                         $ 1,140,000               $   220,000
                                                                   ===========               ===========
  Fair value of warrants issued for debt
   issuance costs
                                                                   $      --                 $   120,000
                                                                   ===========               ===========
  Issuance of common stock for acquisition of
   business                                                        $      --
                                                                                             $ 5,508,200
                                                                   ===========               ===========
  Notes payable incurred for acquisition of
   business, net of discounts                                      $      --                 $   800,100
                                                                   ===========               ===========

  Debt assumed in business acquisitions                            $      --                 $    67,900
                                                                   ===========               ===========

                               See Notes to Consolidated Financial Statements.


                                                   -6-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1998. The results of operations for the periods ended June 30, 1999 and June 30, 1998 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At August 4, 1999, MEDY had 2,910,237 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 3,760,037 at August 4, 1999.

NOTE 3.  INVENTORIES

     Inventories consist of the following at June 30, 1999 and September 30, 1998:

                                               June 30         September 30
                                                1999               1998
                                              ---------------------------

Raw materials and replacement parts           $ 192,700         $ 313,900
Finished goods                                1,005,700           601,000
Work in progress                                      -                 -
Show Stock                                      158,300           186,000
Allowance for obsolescence                    (501,300)         (221,300)
                                              =========         ========
                                              $ 855,400         $ 879,600
                                              =========         =========

     At June 30, 1999 raw materials inventories have decreased $121,200, while finished goods inventory has increased $404,700 due to the on going business of Computer Age Dentist, Inc. (CADI), MEDY's wholly owned subsidiary. Allowance for obsolescence has been estimated and increased by $280,000, along with a decrease in show stock of $27,700 for a net inventory decrease of $24,200. Management continues its efforts to reduce inventory and inventory carrying costs, while maintaining inventory levels needed to meet sales requirements.

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

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Discussion

     During the fiscal year ended September 30, 1998, MEDY significantly changed its corporate emphasis. While MEDY is still manufacturing and selling disposable drapes for use in medical operations, MEDY has greatly expanded its operations and has entered into additional industry segments as a result of acquisitions completed in fiscal 1998. Consequently, as described below, medical products have become much less significant to MEDY's operations and financial condition, accounting for only approximately 1.2% of MEDY's total revenues during the most recent nine month period.

     As discussed in Note 2 to the audited financial statements as of September 30, 1998, (see MEDY's form 10-KSB for the year ended September 30, 1998 and the accompanying audited financial statements), MEDY has suffered and is continuing to suffer recurring losses and negative cash flows from operations. As a result of these losses and negative cash flow, MEDY has a working capital deficit at June 30,1999. Even though the Company has seen significant sales increases over the last fiscal year end and the last three quarters, MEDY has, and for at least the near term, expects to experience periodic negative cash flow from operations and net losses as it strives to bring operational expenses more in line with current revenues. Also as described below, MEDY is taking a number of steps to reduce its administrative expenses which increased at a significantly greater rate than the increase in revenues.

     Management has taken a number of steps to restructure the Company's product and expense structure to better match its revenues. Effective April 15, 1999 the manufacturing of intra oral cameras was ceased and eight employees were terminated. Additional employees were also terminated during the June 1999 quarter. In addition, MEDY took a $200,000 write off of raw material inventory in the March quarter to reflect any possible losses the Company might incur from the liquidation of unused raw material inventory. The Company is in the process of liquidating its current finished goods inventory of intra oral cameras in the ordinary course of business and then will begin to represent other camera manufacturer's products in the market place on a non-exclusive distributor basis. Gross margins on cameras distributed are not expected to differ materially from the margins obtained on cameras manufactured by the Company, but the overall profitability of the camera product line is expected to improve since, as a distributor, MEDY will not be required to incur the overhead expenses associated with manufacturing; MEDY cannot offer any assurance, however, that profitability will, in fact, increase. This is in line with the Company's overall strategy, which is to be a systems integrator of hardware components in connection with the sales of our proprietary software products. Concurrent with the decision to cease the manufacturing operation and throughout the third quarter and beyond, management has continued to make other substantive expense cuts in the areas of management compensation, personnel, consulting and advertising. The Company is also in the process of consolidating its dental operations into its Los Angeles office and systematically reducing the staff and eliminating the expense associated with its operations in both Detroit and Atlanta. These cuts have taken effect in the Company's fiscal third quarter ending June 30, 1999 and will continue throughout the Company's fourth quarter. These cuts and consolidations are projected to have a positive effect on net operating cash flow, but no assurance of that fact can be given.

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     This report on form 10-QSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY, the ability to increase distribution of MEDY's products, integration of new businesses MEDY has acquired during the 1998 fiscal year, reduction of general and administrative expenses and costs of sales as described herein, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein and in the Company's other reports filed with the Securities and Exchange Commission.


     Financial Condition. (June 30, 1999 as compared to September 30, 1998) During the nine month period ended June 30, 1999, MEDY's net working capital decreased approximately $978,700 and, consequently, at June 30, 1999 MEDY had a working capital deficit where its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) for the nine months ended June 30, 1999 consist of:

                                                    June 30              September 30               W/C
                                                      1999                   1998                 Effect
                                                  --------------------------------------------------------
Cash & Equivalents                                $   308,600            $   553,100           $  (244,500)
Restricted Cash                                          --                   50,000               (50,000)
Trade Receivables                                     492,700                879,400              (386,700)
Inventories                                           855,400                879,600               (24,200)
Pre-paid Expenses                                      33,100                 24,800                 8,300
                                                  -----------            -----------           -----------
  Total Current Assets                              1,689,800              2,386,900              (697,100)
Current maturities of notes payable                   303,000                546,100               243,100
Current maturities of under capital lease              50,600                 40,000               (10,600)
Accounts payable                                      894,600                565,800              (328,800)
Accrued expenses                                      631,100                416,000              (215,100)
Deferred Revenue                                      340,300                370,100                29,800
                                                  -----------            -----------           -----------
  Current liabilities:                              2,219,600              1,938,000              (281,600)
                                                  -----------            -----------           -----------
Working capital                                   $  (529,800)           $   448,900           $  (978,700)
                                                  ===========            ===========           ===========


                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

     Cash Used In Operating Activities. Cash used in operating activities for the nine months ended June 30, 1999 amounted to $995,400 compared to $562,600 for the nine months ended June 30, 1998. This 177% increase in cash used in operations was due in large part to the significant operating losses suffered by MEDY and its subsidiary, and MEDY's using it's cash to finance those losses.

     The Company's net loss amounted to $3,092,500 for nine months ended June 30, 1999 which includes $1,204,200 of non-cash charges for depreciation, amortization and stock compensation expense. Inventory increases required cash of $205,800. This amount was offset by an increase in accounts payable, accrued expenses and other of $892,800 which had a positive impact on operating cash flows.

     Cash Used In Investing Activities. For the nine months ended June 30, 1999, the Company used cash in investing activities of $239,600. This amount was comprised of the acquisition of computers and other equipment of $83,600 and enhancements to the Company's dental practice management software of $156,000. For the comparable period of the preceding year the Company utilized $948,900 of cash in investing activities, primarily due to cash payments of $598,900 in connection with the CADI and IPS acquisitions. MEDY has restructured its accrued indebtedness incurred to acquire Command as a result of a settlement of litigation described below.

     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $767,100 from the sale of 523,834 shares of common stock in a private placement, $360,000 from the issuance of convertible debentures, $311,800 from bank borrowings and $124,400 from the exercise of employee stock options. Uses of cash for financing activities were $514,800 for principal payments on debt obligations and $58,000 for debt issuance costs.

     During fiscal 1999 MEDY experienced decreased and negative working capital as MEDY was required to finance increased sales and marketing activities. To augment working capital, in November 1998 MEDY raised net proceeds of $360,000 from the sale of $400,000 of convertible debentures to the same unaffiliated company which had purchased debentures in October 1997 and July 1998. (Please refer to the debenture schedule below). On March 18, 1999, Resonance Limited, an unaffiliated company located in the Isle of Man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY now has an effective registration statement related to these shares. In addition, MEDY agreed to issue "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY issued an additional 80,108 shares of its restricted common stock as a result of the reduced market price of its common stock as of the first determination date. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap").

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


      After the end of fiscal 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company has pledged substantially all of its assets as collateral for the loan, but to date has only been able to borrow approximately $400,000 at any given time. This loan was repaid in July 1999 with funds made available by affiliates of the Company as described below. The bank assigned its security interest in substantially all of the collateral to the affiliate.

 The following schedule outlines convertible debenture activity:

                         Balance                                                                        Balance
Debenture:               9/30/98           Additions           Conversions          Amortized           6/30/99
----------               -------           ---------           -----------          ---------           -------
October 97             $   440,000         $      --           $  (440,000)        $      --          $      --
July 98                  1,100,000                --              (700,000)               --              400,000
November 98                   --               400,000                --                  --              400,000
                       -----------         -----------         -----------         -----------        -----------
 Total                   1,540,000             400,000          (1,140,000)               --              800,000
                       -----------         -----------         -----------         -----------        -----------

Discount:

October 97                 (33,300)               --                33,300                --                 --
July 98                    (99,600)               --                56,000              13,000            (30,600)
November 98                   --               (40,000)               --                 5,300            (34,700)
                       -----------         -----------         -----------         -----------        -----------
 Total                    (132,900)            (40,000)             89,300              18,300            (65,300)
                       -----------         -----------         -----------         -----------        -----------

Net:                   $ 1,407,100         $   360,000         $(1,050,700)        $    18,300        $   734,700
                       ===========         ===========         ===========         ===========        ===========

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures.

     Although the acquisitions of CADI, IPS, and Command have resulted in significant increases in revenues to MEDY during the current fiscal year and beyond, MEDY expects to continue to experience negative cash flow from operations during fiscal 1999. During fiscal 1998 and fiscal 1997, cash flow deficits were funded by employee, officer, and consultant stock option exercises and by convertible debt placements. However, MEDY's ability to fund its

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to increase sales revenues further or decrease operating expenses further, and achieve and maintain positive operating cash flow during fiscal 1999, MEDY may continue to face significant working capital shortages in the latter part of fiscal year 1999. There can be no assurance that MEDY will be able to avoid future working capital shortages or that it will be able to finance working capital shortages as necessary.

     Management of the Company does not believe that its existing capital resources are sufficient for the balance of the 1999 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during fiscal 1998 and the first three quarters of fiscal 1999. As discussed below, in August 1999 an affiliate of the Company has advanced an additional $400,000 to the Company for working capital purposes. The affiliate took a security interest in substantially all of the Company's assets to secure repayment of the amounts advanced.

     The Company is currently seeking additional debt or equity capital to augment its working capital position, although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses and bring trade payables current until such time as its expanded efforts in marketing, R & D and cost cutting continues to increase revenues and decrease costs to a level of break even operating cash flow or profitability, although no assurance of that fact can be given. In addition, the Company is considering other alternatives, including business combinations with other entities to provide MEDY with flexibility and liquidity. MEDY is negotiating an arrangement with an affiliated party to assume a significant portion of MEDY's Englewood, Colorado, lease obligations and expects to complete this transaction in the near future. No other financing or business combination alternatives have yet been identified, however, and there can be no assurance that the Company will be able to complete any financing or business combination alternative if one or more is identified.

     There are 2,910,200 vested common stock options and warrants outstanding as of August 12, 1999, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $.875 and $5.00 per share and at August 3, 1999 the price of MEDY's common stock was approximately $.94 If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to allocate more resources to sales and marketing efforts, further acquisitions, as well as research and development.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Results of Operations. As previously discussed, MEDY has made significant changes to its operations in fiscal 1998 and 1999. With the purchases of CADI, IPS, and Command, MEDY added several new product lines, such as dental practice management software, software support, multi-operatory video/digital networks, and digital x-ray systems. These new product lines have greatly increased MEDY's gross profits as these new product lines have greater gross margins than the products MEDY sold prior to the acquisitions.

     Revenue. Software and training sales for the nine month period ended June 30, 1999 and 1998 were $3,348,200 and $2,114,600, respectively, for an increase of $1,233,600 or 58.3%. Software and training sales for the three month period ended June 30, 1999 and 1998 were $1,013,300 and $949,600, respectively, for an increase of $63,700 or 6.7%. Increased sales are attributable to the Company's additional expenditures on and expansion in the number of sales/marketing personnel and increased advertising expenditures. Additionally, the 1998 periods only include sales to customers from the April 1998 Command acquisition (April 1998 through June 1998). Based on MEDY's subsequent analysis, however, it does not appear that the Command acquisition improved the Company's bottom line gross profit or net income; as a result, the Company has settled litigation brought against the former principals of Command which has resulted in them reassuming the service obligation with respect to certain of their former customers who did not switch from the XENIX/UNIX practice management software.

     Equipment and installation sales for the nine months ended June 30, 1999 and 1998 were $3,949,100 and $2,151,200, respectively, for an increase of $1,797,900 or 83.6%. Equipment and installation sales for the three months ended June 30, 1999 and June 30, 1998 were $1,175,900 and $1,108,600, respectively, for an increase of $67,300 or 6.1%. Increased sales are attributable to increased software sales which requires many dentists to buy new computer hardware or to upgrade their existing hardware. Also, sales are higher in 1999 compared to 1998 due to the acquisition of IPS in February 1998 and the additional hardware product lines which that acquisition allowed the company to enter.

     Software support services sales for the nine months ended June 30, 1999 and 1998 were $1,832,400 and $1,196,500, respectively, for an increase of $635,900 or 53.1%. Software support services sales for the three months ended June 30, 1999 and 1998 were $676,000 and $557,100, respectively, for an increase of $118,900 or 21.3%. Increased support services sales can be attributed to increased software sales. Also, sales are higher through June 1999 compared to June 1998 due to the acquisition of Command in April 1998.

     MEDY believes that profit from these activities will improve as MEDY's general and administrative expenses are consolidated and decreased and it's operations become more efficient. There can be no assurance these positive changes will ever result in an increase in cash flow or net income from MEDY's operations (as compared to MEDY's historical net losses). Because of MEDY's significant working capital deficit and negative cash flow, MEDY is attempting to make these adjustments quickly, although there can be no assurance that MEDY will be able to do so.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.


                                              Nine Months Ended                    Nine Months Ended
                                      ----------------------------------- -----------------------------------
                                       June 30,            Percent of           June 30,           Percent of
                                        1999                 Sales               1998                Sales
                                      -----------------------------------------------------------------------
Software & training:
Sales                                 $3,348,200              100.0%          $2,114,600              100.0%
Cost of sales                          1,040,800               31.1%             351,800               16.6%
                                      ----------            --------          ----------            --------
  Gross margin                        $2,307,400               68.9%          $1,762,800               83.4%
                                      ==========            =======           ==========            ========

Equipment & Installation:
Sales                                 $3,949,100              100.0%          $2,151,200              100.0%
Cost of sales                          2,891,100               73.2%           1,533,300               71.3%
                                      ----------            --------          ----------            --------
  Gross margin                        $1,058,000               26.8%          $  617,900               28.7%
                                      ==========            ========          ==========            ========

Support Services:
Sales                                 $1,832,400              100.0%          $1,196,500              100.0%
Cost of sales                            628,200               34.3%             228,400               19.1%
                                      ----------            --------          ----------            --------
  Gross margin                        $1,204,200               65.7%          $  968,100               80.9%
                                      ==========            ========          ==========            ========

Total Sales                           $9,129,700              100.0%          $5,462,300              100.0%
Total COS                              4,560,100               49.9%           2,113,500               38.7%
                                      ----------            --------          ----------            --------
Total Gross Margin                    $4,569,600               50.1%          $3,348,800               61.3%
                                      ==========            ========          ==========            ========


                                             Three Months Ended                    Three Months Ended
                                       -----------------------------------------------------------------------
                                        June 30,           Percent of            June 30,         Percent of
                                          1999                Sales                1998               Sales
                                       -----------------------------------------------------------------------

Software & training:
Sales                                  $1,013,300              100.0%          $  949,600              100.0%
Cost of sales                             470,100               46.4%             119,000               12.5%
                                       ----------            -------           ----------            -------
  Gross margin                         $  543,200               53.6%          $  830,600               87.5%
                                       ==========            =======           ==========            =======
Equipment & Installation:
Sales                                  $1,175,900              100.0%          $1,108,600              100.0%
Cost of sales                             960,300               81.7%             731,200               66.0%
                                       ----------            -------           ----------            -------
  Gross margin                         $  215,600               18.3%          $  377,400               34.0%
                                       ==========            =======           ==========            =======

Support Services:
Sales                                  $  676,000              100.0%          $  557,100              100.0%
Cost of sales                              95,700               14.2%              79,900               14.3%
                                       ----------            -------           ----------            -------
  Gross margin                         $  580,300               85.8%          $  477,200               85.7%
                                       ==========            =======           ==========            =======

Total Sales                            $2,865,200              100.0%          $2,615,300              100.0%
Total COS                               1,526,100               53.3%             930,100               35.6%
                                       ----------            -------           ----------            -------
Total Gross Margin                     $1,339,100               46.7%          $1,685,200               64.4%
                                       ==========            =======           ==========            =======

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Cost of Sales. Cost of sales of software and training for the nine months ending June 30, 1999 and 1998 as a percent of software and training revenue were 31.1% and 16.6%, resulting in gross margin percentages of 68.9% and 83.4%, respectively. Cost of sales of software and training for the three months ending June 30, 1999 and 1998 as a percent of software and training revenue were 46.4% and 12.5%, resulting in gross margin percentages of 53.6% and 87.5%, respectively. The decline in gross margin percentage, for both the nine and three month periods ended June 1999, can be attributed to increased training personnel and wages, as well as difficulties that arose in connection with MEDY's acquisition of Command which were the subject of litigation instituted in April 1999. Additional training personnel were necessary as the Company grew from regional training coverage to national coverage.

     Cost of sales for equipment and installation for the nine months ended June 30, 1999 and 1998 as a percent of equipment and installation revenue were 73.2% and 71.3%, resulting in gross margin percentages of 26.8% and 28.7%, respectively. Cost of sales for equipment and installation for the three months ended June 30, 1999 and 1998 as a percent of equipment and installation revenue were 81.7% and 66.0%, resulting in gross margin percentages of 18.3% and 34.0%, respectively. The decrease in gross margin percentage, for the nine and three month period ended June 30, 1999, is due to decreasing the markup of dental equipment to facilitate the liquidation of dental equipment inventory.

     Cost of sales for software support for the nine months ended June 30, 1999 and 1998 as a percent of support services revenue were 34.3% and 19.1%, resulting in gross margin percentages of 65.7% and 80.9%, respectively. Cost of sales for software support for the three months ended June 30, 1999 and 1998 as a percent of support services revenue were 14.2% and 14.3%, resulting in gross margin percentages of 85.8% and 85.7%, respectively. For the nine months ended June 30, 1999 and 1998 cost of sales for software support has increased due to the Company's acquisition of Command whose support staff to client ratio was much higher than that of CADI. For the three months ended June 30, 1999 and 1998 CADI has endeavored to bring support staff costs down while enhancing client support services.

     Selling & Marketing Expenses. Selling and marketing expenses for the nine month periods ended June 30, 1999 and 1998 were $2,401,100 and $841,200, respectively, for an increase of $1,559,900 or 185.4%. Selling and marketing expenses for the three month period ended June 30, 1999 and 1998 were $616,300 and $395,100, respectively, for an increase of $221,200 or 56.0%. Due to the Company's efforts to aggressively grow revenues, the Company greatly increased

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


advertising expenditures and hired additional sales staff, resulting in increased advertising, salary, convention, and travel costs. Although MEDY believes that the increased marketing efforts have already resulted in increased sales volume, sales and marketing expenses will have to continue and increase in order to maintain and to continue to grow the increased volumes. There can be no assurance that MEDY will be able to maintain or grow its revenues, and the negative cash flow necessary to pay for the marketing expenses usually precedes any increased positive cash flow from revenues by more than 90 days.


     General and Administrative Expenses (G & A). G & A expenses for the nine month period ended June 30, 1999 and 1998 were $4,856,100 and $3,373,200, respectively, for an increase of $1,482,900 or 44.0%. G & A expenses for the three month period ended June 30, 1999 and 1998 were $1,450,500 and $1,631,700 respectively, for a decrease of $181,200 or 11.1%. The acquisitions of IPS and Command together with the Company's efforts to aggressively grow revenues resulted in higher wages and benefits, travel, rent, and office related expenses for the nine months ended June 30, 1999. Decreased costs for the three months ended June 30, 1999 are the result of the implementation of management's cost cutting measures.

     Research and Development Costs (R & D). For the nine months ended June 30, 1999 and 1998, R & D expenses were $2,700 and $34,100, respectively, for a decrease of $31,400 or 92.1%. For the three months ended June 30, 1999 and 1998, R & D expenses were $0 and $14,900, respectively, for a decrease of $14,900 or 100.0%. The Company's policy is to fund R & D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R & D costs. After technological feasibility of products is established, software development costs are capitalized then amortized to cost of sales. For the nine months ended June 30, 1999 and 1998, software development costs capitalized were $171,100 and $165,800, respectively. For the three months ended June 30, 1999 and 1998, software development costs capitalized were $36,000 and $86,400, respectively.

     Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the nine months ended June 30, 1999 and 1998 was $11,100 and 30,500, respectively. Interest income for the three months ended June 30, 1999 and 1998 was $4,700 and $4,400, respectively.

     Interest expense for the nine months ended June 30, 1999 totaled $412,200. Interest expense for the three months ended June 30, 1999 totaled $68,800.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


 The following table illustrates interest expense for these periods.

                                                Nine Months       Three Months
                                                Ended June        Ended June
Description:                                     30, 1999            30,1999
                                               -------------------------------

Related Party Notes                                  $38,200          $11,400
Convertible Debentures                                84,400           22,300
Line of Credit                                        27,400           11,600
Capitalized Lease                                     16,000            4,500
Debt Issuance / Discount Amortization                246,200           19,000
                                               ==============================
  Total Interest Expense:                           $412,200          $68,800
                                               ==============================



                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     MEDY and its wholly-owned subsidiary Computer Age Dentist, Inc. ("CADI")have filed litigation against Sally Marcotte, Oliver Marcotte Eric Heverly, and ADG, Inc. This litigation was pending in the U.S. District Court for the District of Colorado. The litigation sought, among other things, rescission of the April 1998 merger agreement by which Computer Age Dentist, Inc. acquired the assets of Command Dental Systems, Inc. from the Command shareholders, rescission of the employment agreement between Computer Age Dentist and Sally Marcotte, damages, and other affirmative relief in favor of Medical Dynamics and CADI.

     Dr. and Mrs. Marcotte filed actions against MEDY and CADI in courts in Michigan for breach of an office lease and breach of Mrs. Marcotte's employment agreement, and for other claims.

     MEDY and CADI initiated settlement discussions and reached a settlement agreement with all of the participants in the litigation. As a result of this settlement which was completed in August 1999, MEDY reduced its indebtedness from the Command acquisition from approximately $500,000 (which was current indebtedness) to $250,000 of long-term indebtedness; MEDY retained the approximately 150 former Command clients who had converted to the CADI software; and MEDY terminated all lease obligations on the Michigan office space and the Employment Agreement with Mrs. Marcotte. In addition, the parties entered into mutual, general releases and stipulations to dismiss the litigation.


Item 2.    Changes in Securities and Use of Proceeds.

     On March 18, 1999, Resonance Ltd., an unaffiliated company located in the Isle of Man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY subsequently obtained effectiveness of a registration statement related to those shares and additional shares of common stock underlying warrants issued to Resonance. In addition, MEDY agreed to issue "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap"). As of the first "determination date", July 5, 1999, MEDY has issued Resonance, Ltd. 80,108 additional shares.

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

   (c) As described in the management's discussion and analysis, above,

               Convertible  Debentures were sold to a single accredited investor
            (Tail Wind) in November 1999 aggregating $400,000, bringing the total of debentures outstanding to $1,500,000. Since that time, that accredited investor has converted $700,000 of the debentures into 701,060 shares of common stock.

               523,834  shares of  restricted  common stock was sold to a single accredited investor (Resonance) in March 1999 for a total investment of $800,000. Subsequently, 80,109 shares were issued under the reset provisions of that agreement.

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

Additional Securities and Warrants Potentially Issuable to Resonance
--------------------------------------------------------------------

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

     After November 5, 1999 and subject to the Future Priced Securities cap, MEDY will issue Resonance a warrant to purchase 523,834 shares for a six month period at $1.5272. The issuance of the additional common shares and warrants to Resonance will result in a dilution adjustment to warrants held by Tail Wind.

Item 5.  Other Information.

     In July 1999, and in an effort to ease MEDY's cash flow difficulties and working capital deficity, MEDY extended certain amounts which were currently payable to affiliates, and borrowed certain other amounts from other affiliates, as follows:

          MEDY owes two of its officers and directors, Daniel L. Richmond and Chae U. Kim, amounts which derive from MEDY's original acquisition of CADI. Approximately $127,000 was outstanding under these notes, and all of this was payable on August 1, 1999. Messrs. Richmond and Kim agreed to extend the due date on their respective notes for one additional year or, if earlier, upon the sale by MEDY or CADI of all or substantially all of its or their assets. These promissory notes bear interest at 12% per annum, with interest being payable when the principal is due.

         On July 30, 1999, MEDY issued a promissory note in the amount of $400,000 to Dr. and Mrs. Adair, two officers and directors of MEDY. Dr. and Mrs. Adair advanced the entire amount to MEDY on July 30, 1999. To collateralize repayment of the amounts due under that note, Dr. and Mrs. Adair received an assignment of collateral from Norwest Business Credit which was repaid in full. The note bears interest at 12% per annum, with interest payable monthly in arrears. All unpaid interest and principal is due on July 30, 2000 or, if earlier, upon the sale by MEDY or CADI of all or substantially all of its or their assets.

          In both cases, the note extensions (in the case of Messrs. Richmond and Kim) and the borrowing from Dr. and Mrs. Adair were approved by a unanimous vote of all directors, including all of the disinterested directors.

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


Date: August 13, 1999                  /s/ Van A. Horsley
                                       -----------------------------------------
                                       Van A. Horsley,  President,  Principal
                                       Executive Officer, and Principal
                                       Financial Officer