Form 10KSB
period 1999-09-30
MEDICAL DYNAMICS INC
filed 2000-01-13
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-8632

                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                         84-0631765
 ------------------------------                      ---------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)

         99 Inverness Drive East
           Englewood, Colorado                                80112
 --------------------------------------                      --------
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

                          (1)  Yes  X    No
                          (2)  Yes  X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[XX ]

     The issuer's revenues for its most recent fiscal year were $10,958,700.

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 23, 1999 was approximately $13,670,000.

   Class                                  Outstanding at December 23, 1999
------------                              --------------------------------
Common Stock                                    12,866,269 shares

     Documents incorporated by reference:  None

                             MEDICAL DYNAMICS, INC.

                                   FORM 10-KSB

                                     PART I

Item 1. Business.
        ---------

     (a) Business Development
     ------------------------

     Medical Dynamics, Inc., a Colorado corporation ( NASDAQ Small Cap - MEDY) incorporated in March 1971 ("MEDY" or the "Company"), is engaged in the development and marketing of practice management software and related products for the dental profession. MEDY's principal products are practice management software, patient education systems, digital x-ray systems and a wide variety of ancillary products utilized by the dental profession.

     During fiscal 1998, MEDY changed its business focus significantly to the dental practice management software industry through three acquisitions.

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

     Effective April 1, 1998, CADI purchased 100% of the outstanding common stock of Command Dental Systems, Inc. of Farmington Hills, Michigan. Command's primary business is the development, marketing and installation of dental practice management systems. Command had an in house staff of programmers, sales professionals, installers, trainers, and support technicians along with 550 clients ranging from small dental offices to large clinics, of which approximately 150 converted to CADI's dental practice management software.

     As a result of the acquisitions, MEDY is now operating through CADI, and CADI is operating the businesses previously operated by IPS and Command, both of which were merged into CADI. As a result of the CADI, IPS and Command acquisitions, MEDY has integrated the hardware and software necessary to manage a dental practice. Since MEDY and CADI's products being offered for sale are all Year 2000 (Y2k) compliant, MEDY has marketed CADI's products to the dental practices with MS-DOS and UNIX based software that may not be Y2K compliant. MEDY's principal executive offices are at 99 Inverness Drive East, Englewood, Colorado, 80112. Its telephone number at that address is (303) 790-2990.

     During the fiscal year ended September 30, 1999, MEDY was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, MEDY did not dispose of any material amounts of its assets other than in the ordinary course of its business. MEDY did enter into a settlement agreement with the former principals of Command to settle litigation; the settlement resulted in the disposition of certain assets that MEDY did not consider material to its continuing operations.

    As a result of significant losses from operations and working capital shortages, MEDY's independent accountants have included a going concern qualification in their audit opinion. See "Management's Discussion and Analysis" (Item 6) for MEDY's discussion of its financial condition and results of operations, and its plan to address the issues raised by the going concern qualification.

     During the fiscal year 1995 MEDY entered into a distribution agreement with Micro-Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and 100% wholly-owned by MEDYs Chairman. MMD manufactures and sells minimal quantities of various medical products to MEDY. See Item 12 - "Certain Relationships and Related Transactions, Distribution Agreement."

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and, at September 30, 1999, had a working capital deficit of approximately $1,787,000. Except for events described in the following paragraph, this would raise substantial doubt about the Company's ability to continue as a going concern. During fiscal 1999, MEDY sold convertible debentures to The Tailwind Fund, Ltd., an unaffiliated entity, pursuant to Regulation D. MEDY sold convertible debentures in the amount of $400,000 on November 16, 1998. On March 18, 1999 Resonance Ltd. purchased 523,834 shares of MEDY common stock for $800,000. Management's further plans in regard to these matters are also described in Note 2 and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations". The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX will exchange its shares for 100% of the outstanding common stock of Medical Dynamics. If the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive one share of INCX common stock for each .05672 shares of MEDY common stock held. This conversion ratio will be subject to certain adjustments to the extent the price of InfoCure common stock in the public market increases above $22.04 per share or decreases below $13.22 per share ( On January 10, 2000, the price of InfoCure stock was $28.063 per share). INCX will assume all options, warrants and debentures of MEDY outstanding on the Closing Date, adjusted for the appropriate exchange rate. The transaction will require MEDY's shareholder approval at a meeting expected to be held in February 2000. Shareholder approval will only be solicited pursuant to a proxy statement to be filed with the Securities and Exchange Commission, which will be incorporated into a registration statement on Form S-4 to be filed by INCX.

     Since October 28, 1999, INCX has lent the Company a total of $500,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. Unless further extended by INCX, this loan will come due March 28, 2000. As collateral for said loan, the Company pledged substantially all of its assets. As part of the Merger Agreement, Infocure has agreed to lend MEDY an additional $500,000 for working capital purposes by January 15, 2000 and amend the maturity date on the total of $1,000,000 in debt to the later of 120 days from any termination date by InfoCure, or July 31, 2000.

     There can be no assurances that the transaction with InfoCure will be completed as contemplated. The transaction is subject to shareholder approval and other risks associated with complex transactions of this nature.

     (b) Business of the Issuer
     --------------------------

     As a result of the acquisition of CADI, IPS and Command during fiscal 1998 and the change in MEDY's business focus in 1999, MEDY only participates in a single business segment: the design, development, manufacture and marketing of dental intra oral cameras, practice management software, related electronic services and other technology products to be integrated into those software systems("The Dental Products Segment").

Previously MEDY had a second business segment, the marketing of disposable camera drapes for the medical markets ("The Medical Products Segment"). These products are used in surgical applications by physicians and other health care professionals and has historically been the business of MEDY. During the 1999 fiscal year, MEDY generated only a minimal amount of revenue from the Medical Products Segment, and MEDY does not expect that it will receive any material revenues from operations in this segment in future years.

The Dental Products Segment

     MEDY's principal product is practice management software that streamlines the operation of dental practices by integrating such tasks as billing, scheduling, report generation and insurance tracking in a single application. It also provides support for the software product via technical support contracts with its clients and other integrated technology solutions such as electronic claims processing.

     Existing Products and New Products. MEDY's principal dental products and their markets, and new products which are under development, are as follows: practice management software and hardware, third party software, digital x-ray systems and patient education systems. These products are primarily sold through CADI's direct sales force and a Value Added Reseller (VAR) network. MEDY has engaged in marketing and advertising its products at dental conventions and through direct sales representatives or a distributor network. During the years ended September 30, 1999 and 1998, MEDY spent $3,679,800 and $2,078,900, respectively, on sales, marketing and advertising expenses related to its dental products.

Through CADI, MEDY now offers software for the dental office that provides patient scheduling, patient education, graphical charting, image capture, word processing, accounting, camera and digital x-ray integration, and insurance benefits database. The Company also offers third party products that it resells and integrates with the practice management software it sells. These products that CADI acquires from third parties consist of computer hardware, digital x-ray systems, image capture software and patient education systems.

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

     No Principal Customers. CADI has over 2,700 customer installations throughout the United States serving in excess of 4,000 dental professionals. No single customer accounts for a material portion of MEDY's revenues, and, therefore, MEDY is not dependent on sales to any principal customer.

     Inventory and Raw Materials Requirements. In cases where CADI provides the dental office with the computer hardware to support its software applications, the Company is required to inventory those computer hardware components. Currently the inventory is ordered on a "just in time basis" and is only ordered on a custom basis for each sales order received. As sales revenues increase, the inventory component required will increase proportionately. Because of the widespread availability of the third party hardware and software CADI acquires and resells in connection with the Dental Products Segment, MEDY does not believe that it is dependent on any single source of supply.

     Distribution Methods. Distribution for CADI's software and related third party products is conducted with direct sales professionals employed by the Company and a Value Added Reseller network. The Windows 95/98/NT based multi-user product sells for approximately $7,000 each. Upgrades to CADI's most recent CadWin product are provided to customers at no charge provided the customer is under a technical support contract.

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

     Research and Development. During the fiscal years ended September 30, 1999 and 1998, MEDY spent approximately $2,900 and $46,700, respectively, on company-sponsored research and development activities related primarily to the dental intra oral camera product line. CADI is continually seeking to improve its dental practice management software and related electronic services. The software industry is characterized by continual changes and improvements and, in some cases, startling new designs (such as the changes from DOS-based applications to Windows, and from Windows 3.1 to Windows 95). CADI must keep its software current for new versions of software being published by third parties, as well as maintain existing software which may be running on older computers. CADI has spent approximately $229,100 on research and development, in the form of programming salaries in the fiscal year ended September 30, 1999.

     Warranty. MEDY's previously suppplied medical and dental cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Defects or malfunctions are corrected by MEDY at MEDY's cost, if the applicable conditions to the warranty are satisfied. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. MEDY estimates future warranty costs and records the estimated cost into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve for medical and dental cameras at fiscal year end September 30, 1999 and 1998 was $15,000 and $31,000, respectively.

     Government Regulation. The United States Food and Drug Administration (the "FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States. Because MEDY no longer manufactures medical or dental devices for sale, it is no longer subject to such regulation. MEDY does ensure that third party medical and dental devices CADI resells to its comply with the Act.

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

Other Information


Patents, Trademarks, etc. Patents. MEDY holds an exclusive license on three patents related to its Optical Catheter System(TM). United States Patents No. 4,782,819, No. 4,736,733, and No. 4,754,328 expiring November 8, April 12, and
June 28, 2005, respectively, relating to the Optical Catheter(TM)are owned by Dr. and Mrs. Adair and are licensed on an exclusive basis to MEDY. The terms of the license agreement are described under "Licenses" below.


     In addition to the above referenced patents, the following patents are also licensed to MEDY from its Chairman. Neither the Optical Catheter(TM) nor any of the following patents are material to MEDY or its operations at the current time.

TITLE                                            ISSUE DATE      PATENT NUMBER
--------------------------------------------------------------------------------

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

TITLE                                            ISSUE DATE      PATENT NUMBER
--------------------------------------------------------------------------------

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


     The Bayne Pap Brush(TM)is subject to United States Patents No. 4,762,133, 4,754,764 and 4,873,992 expiring August 9, 2005 through October 17, 2006. Dr. Bayne, a director of MEDY, assigned these patents to MEDY and is entitled to receive a royalty of two percent of net sales of the product after recovery of certain expenses. No royalties have been accrued or paid to Dr. Bayne on this product, and MEDY is no longer marketing this product.

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

     Licenses. MEDY entered into an exclusive revocable license agreement with Dr. Edwin Adair effective June 3, 1987, as amended, relating to use of certain technology invented and developed by Dr. Adair. Before an amendment negotiated in September 1997, MEDY was obligated to pay Dr. Adair a minimum annual royalty of $120,000. Additionally, Dr. Adair was obligated to give MEDY a right of first refusal for his inventions. Actual royalties never exceeded the minimum annual royalty. As a result of negotiations between the disinterested directors and Dr. Adair, the parties amended the license agreement to waive the minimum annual royalty due September 30, 1997 for the year then ended, and any future minimum annual royalty, and to waive Dr. Adair's obligation to provide MEDY with a right of first refusal on future technology. This license is no longer material to MEDY.

     Compliance With Environmental Laws. MEDY is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

     Employees. At December 2, 1999, MEDY (not including CADI) employed 1 person in executive management. At that date, CADI employed approximately 70 people in sales, training, installation, customer service, and administrative functions. These employees are based in CADI's offices in Los Angeles, California, as well as salespeople located in the territories they represent.

Item 2. Description of Property.

     MEDY leases 11,085 square feet of space at $7,390 per month at 99 Inverness Drive East, Englewood, Colorado, where its principal executive offices are located and its business activities, including research, assembly, storage and customer service, were previously conducted. MEDY has used the bulk of these facilities since 1981. This lease has been renewed through December 31, 2000 at a base rental rate (during 1999 and 2000) of $7,390 per month. MEDY also pays certain maintenance, insurance, common area and other expenses with respect to the property to the extent that the lessor's costs for such items exceed a specified amount. MEDY pays any increases in property taxes due to improvements on the property and pays for utilities.

     MEDY has subleased approximately 80% of its office and manufacturing space to its Chairman, Dr. Edwin Adair, for an indefinite term on a month-to-month basis. Either party may terminate this sublease at any time. Dr. Adair pays MEDY $9,000 per month for the sublease.

     CADI leases 5,002 square feet of office space in Los Angeles, California at 11300 W. Olympic, Suite 600. The lease runs for five years from November, 1997 to October, 2002 at a rate of $9,003.60 per month which includes parking, operating costs and property taxes. CADI also leases 1,348 square feet in at the same address, Suite 615, at $2,359 per month from March 1998 through March of 2001, and 3,610 square feet in Marietta, Georgia at $2,030 per month, from June 1, 1997 through May 31, 2000,

Item 3. Legal Proceedings.

     Except as described below, there are no material pending legal or regulatory proceedings against MEDY or CADI, and neither is aware of any that are known to be contemplated. From time to time, CADI receives threatened or actual litigation from clients and suppliers. In most instances, these cases are settled amicably for minimal dollar amounts or for the additional contribution of CADI staff's time and are considered to be in the ordinary course of CADI's business. Management has created a Legal Reserve for such instances in the amount of $66,500, which it believes is more than sufficient to cover these miscellaneous items.

     MEDY and CADI filed litigation against Sally Marcotte, Oliver Marcotte, Eric Heverly, and ADG, Inc. (the former Command principals) on March 31, 1999 in the U.S. District Court for the District of Colorado. The litigation sought, among other things, rescission of the April 1998 merger agreement by which CADI acquired the assets of Command Dental Systems, Inc. from the Command shareholders, rescission of the employment agreement between CADI and Sally Marcotte, damages, and other affirmative relief in favor of MEDY and CADI. Dr. and Mrs. Marcotte filed actions against MEDY and CADI in courts in Michigan for breach of an office lease and breach of Mrs. Marcotte's employment agreement, and for other claims. Both of these suits were settled in August 1999. As a result of the settlement, MEDY reduced its indebtedness to the former Command principals from approximately $500,000 (which was current indebtedness) to $250,000 of long-term indebtedness; MEDY retained the approximately 150 former Command clients who had converted to the CADI software; and MEDY terminated all lease obligations on the Michigan office space and the Employment Agreement with Mrs. Marcotte. In addition, the parties entered into mutual, general releases and stipulations to dismiss the litigation.


Item 4. Submission of Matters to a Vote of Security Holders.

     MEDY held its 1998 annual meeting of shareholders on September 30, 1999 at which meeting the shareholders re-elected MEDY's existing seven directors. No other matters were put to a vote of the security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information
     ----------------------

     For more than the past twenty years, MEDY's common stock has been publicly traded under the symbol "MEDY" on the Nasdaq SmallCap Market which is operated by the National Association of Securities Dealers, Inc. The Nasdaq SmallCap Market is one of two distinct market tiers comprising the Nasdaq Stock Market which is a highly regulated electronic quotation service utilizing a sophisticated computer and telecommunications network, Market participants comprise competing Market Makers, independent dealers who commit capital to stocks and compete with each other for orders, and Electronic Communications Networks, trading systems recently integrated into Nasdaq which bring additional orders into the market. The market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotations dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen based negotiations of transactions, online comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors and issuers.

     The quotations shown below were compiled by MEDY from monthly statistical reports supplied by NASD. All quotes represent inter-dealer quotations, without retail markup, mark-down or commission and may not necessarily represent actual transactions in common stock.

                                             High Bid            Low Bid
                                             ---------------------------
Fiscal Year Ended
September 30, 1998
------------------

First Quarter                                 $ 3.94             $ 2.13
Second Quarter                                  3.50               3.06
Third Quarter                                   3.00               2.13
Fourth Quarter                                  3.00               2.00

Fiscal Year Ended
September 30, 1999
------------------

First Quarter                                  2.56               2.31
Second Quarter                                 2.72               2.56
Third Quarter                                  2.19                .84
Fourth Quarter                                  .94                .63


     (b) Holders
     -----------

     The number of record holders of the Common Stock, as of September 30, 1999, was approximately 11,750 not including an unknown number of beneficial holders in street name.

     (c) Dividends
     -------------

     (c)(1) Payment of Dividends.

     Because of its need to retain its cash for operations and the lack of a positive cash flow, MEDY has never paid a dividend with respect to its common stock and does not intend to pay such a dividend in the foreseeable future.

     (c)(2) Restrictions on the payment of dividends.

     There are contractual restrictions on the Company's present or future ability to pay dividends in MEDY's Convertible Debenture Agreement with The Tail Wind Fund, Ltd.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report on form 10-KSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY, the ability to increase distribution of MEDY's products, integration of new businesses MEDY has acquired during the 1998 fiscal year, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks are described in this Item 6, and also elsewhere in this form 10-KSB. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

     As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages and, as a result of significant negative cash flow during fiscal 1999 had, at September 30, 1999, a working capital deficit of approximately $1,787,000. The opinion of the Company's auditors that acccompanies the financial statements contains a going concern qualification. Unless the Company can obtain additional debt, raise additional equity, or complete the transaction contemplated with InfoCure Corporation as described in
Section 1(a.), there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in this Item 6 and also in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has taken a number of steps to restructure the Company's product and expense structure to better match its revenues. Effective April 15, 1999 the manufacturing of intra oral cameras was ceased and eight employees were terminated. Additional employees were also terminated during the June 1999 quarter. In addition, MEDY took a $200,000 write off of raw material inventory in the March quarter to reflect any possible losses the Company might incur from the liquidation of unused raw material inventory. The Company is in the process of liquidating its current finished goods inventory of intra oral cameras in the ordinary course of business and then will represent other camera manufacturer's products in the market place on a non-exclusive distributor basis. Gross margins on cameras distributed are not expected to differ materially from the margins obtained on cameras manufactured by the Company, but the overall profitability of the camera product line is expected to improve since, as a distributor, MEDY will not be required to incur the overhead expenses associated with manufacturing; MEDY cannot offer any assurance, however, that profitability will, in fact, increase. This is in line with the Company's overall strategy, which is to be a systems integrator of hardware components in connection with the sales of our proprietary software products. Concurrent with the decision to cease the manufacturing operation and throughout the third and fourth quarter and beyond, management has continued to make other substantive expense cuts in the areas of management compensation, personnel, consulting and advertising.

     The Company has also consolidated its dental products segment into its Los Angeles office and has reduced the staff and is eliminating the expense associated with its operations in both Detroit and Atlanta. These cuts took effect in the Company's fiscal third quarter ending June 30, 1999 and continued throughout the Company's fourth quarter. These cuts and consolidations are projected to have a positive effect on net operating cash flow, but no assurance of that fact can be given.

     Finally, the Company has also obtained loans totaling $500,000 from InfoCure Corporation, a commitment to lend an additional $500,000 by January 15, 2000 under the same terms and conditions, and has entered into a merger agreement with InfoCure. If MEDY's shareholders approve the merger and the merger is thereafter completed, MEDY will become a wholly-owned subsidiary of InfoCure. If MEDY does not complete the contemplated merger with InfoCure, MEDY will seek other means of meeting its current obligations which significantly exceed its current assets at the present time. Unless MEDY completes the merger with InfoCure, there can be no assurance that MEDY will be able to meet its current obligations or, therefore, survive as a going concern.

Liquidity and Capital Resources.

     During the fiscal year ended September 30, 1999, MEDY's current ratio declined to 0.3 as compared to 1.2 at September 30, 1998. Net working capital decreased from $448,900 September 30, 1998 to ($ 1,787,100) at September 30, 1999. Likewise, MEDY's cash balances decreased from $553,100 at September 30, 1998 to $180,000 at September 30, 1999.

     Principal changes in the components of net working capital for the fiscal year ended September 30, 1999 as compared to fiscal year ended September 30, 1998 consist of:


-------------------------------------------------------------------------------------------------
                                                  1999              1998             W/C Effect
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents                    $  180,000         $  603,100         $  (423,100)
-------------------------------------------------------------------------------------------------
Trade Receivables                               254,400            879,400            (625,000)
-------------------------------------------------------------------------------------------------
Inventories                                     189,200            879,600            (690,400)
-------------------------------------------------------------------------------------------------
Pre-paid Expenses                                21,100             24,800              (3,700)
                                                -------          ---------         -----------
-------------------------------------------------------------------------------------------------
   Current Assets:                              644,700          2,386,900          (1,742,200)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Current Maturities of  Notes Payable            943,700            586,100            (357,600)
-------------------------------------------------------------------------------------------------
Accounts Payable                                622,000            565,800             (56,200)
-------------------------------------------------------------------------------------------------
Accrued Expenses                                497,600            416,000             (81,600)
-------------------------------------------------------------------------------------------------
Unearned Revenue                                368,500            370,100               1,600
                                                -------                             ----------
-------------------------------------------------------------------------------------------------
   Current Liabilities:                       2,431,800          1,938,000            (493,800)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Working Capital:                            $(1,787,100)        $  448,900         $(2,236,000)
                                            ===========         ==========         ===========
-------------------------------------------------------------------------------------------------

     The principal reason for the significant decrease in working capital during 1999 include negative cash flows from operating activities primarily due to acquisitions of IPS and Command and their related expense streams and inventory write offs due to the closure of the IPS operation in Georgia, the Command operation in Michigan and the MEDY manufacturing operation in Colorado which is consistent with MEDY's change in business focus from computer hardware to software. Additionally, working capital further decreased due to increases in current maturities of notes payable, convertible debentures, accounts payables and accrued expenses to help fund operating expenses.

Throughout the third and fourth quarter of fiscal 1999, Management has taken substantive measures to reduce expenses by the reduction of the number of sales, marketing, administrative, and manufacturing personnel, the closure of offices, operational and manufacturing locations along with expense cuts in management compensation, consulting and advertising. MEDY cannot offer any assurance, however, that profitability will, in fact, increase due to these measures.

Tail Wind Convertible Debentures.
---------------------------------

     Offsetting the expenditures of cash used for operating and investing activities, were net proceeds of $376,000 received from the sale of $400,000 of convertible debentures. During the year ended September 30, 1999, the holder of the outstanding debentures elected to convert $1,240,000 of the debentures to common stock, resulting in an outstanding principal balance on debentures (excluding discount) of $700,000 at the fiscal year ended September 30, 1999. In each case, the debentures contain a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. Terms of the three series of debentures purchased by Tail Wind during 1997 and 1998 are as follows:

The Tail Wind Fund, LTD. #1. $1,100,000, 8% Convertible Debentures issued pursuant to Regulation D, due October 31, 2000. As of October 31, 1998 all of these debentures, and the related accrued interest, have been converted into a total of 567,983 shares of MEDY common stock. The debenture holder was also issued warrants to purchase 84,615 shares of MEDY common stock at an exercise price of $3.375 per share which were later cancelled.


The Tail Wind Fund, LTD. #2. $1,100,000, 8% Convertible Debentures issued pursuant to Regulation D, due July 31, 2002. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option. Interest is payable in cash or MEDY common stock at Company's option on each 5th day of January and July during the term. The Debenture is convertible into MEDY common stock, and as of October 11, 1999 (the last conversion date after fiscal year end) $1,000,000 has been converted into 1,328,451 shares. In addition, MEDY has issued 83,692 shares of common stock in lieu of interest.

The Tail Wind Fund, LTD. #3. $400,000, 8% Convertible Debentures issued pursuant to Regulation D, due November 16, 2003. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option.

          MEDY and Tail Wind agreed that, notwithstanding any decrease in Market Price, Tail Wind may not convert 1998 Debentures (#2 and 3 above) which would result in the issuance of more than 1,880,000 shares (including shares issued as interest on the 1998 Debentures, or issued or issuable upon exercise of the 1998 Warrants). If Tail Wind is precluded from converting any 1998 Debentures because of this provision, Tail Wind may demand, upon six months' notice, that the Company redeem the remaining 1998 Debentures for 115% of the remaining principal amount. This is referred to herein as the "Future Priced Securities" limitation. If MEDY is required to redeem any portion of the 1998 Debentures as a result of the Future Priced Securities limitation, MEDY will have six months notification to obtain the financing to do so. In such an event, MEDY will have to seek debt or equity financing (unless it has sufficient funds from other sources, such as revenues from operations, available). Although MEDY believes it can do so based on its past experiences, there can be no assurance that MEDY will be able to obtain financing necessary to redeem the 1998 Debentures if required.

     If the current balance of $500,000 of debentures plus approximately $40,000 of accrued interest were converted on January 10,2000 at a "Market Price" of $.6375 per share, the resulting issuance of additional common stock would be in the amount of 847,059 shares. However, due to the 1,880,000 "Future Priced Securities" limitation, the Company would only be able to issue the difference between the 1,880,000 shares and the 1,412,143 shares already issued for conversion of principal and interest, plus the 150,000 shares reserved for issuance under the Warrrants; leaving 317,857 shares available for issuance. At the current "Market Price", Tail Wind could only convert approximately $202,634, leaving the balance of $297,366 required to be repaid at the 15% premium, plus interest, within six months of notification by Tail Wind. As of January 6, 2000, Tail Wind has notified the Company of its desire to convert the maximum available to common stock and seek repayment of the balance of principal, interest and the 15% premium within the prescribed six month time frame.

Line of Credit. In November, 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company pledged substantially all of its assets to the loan, but only borrowed approximately $350,000 at any given time. The Company paid of this credit facility in full in August, 1999 from the proceeds of a loan from the Company's Chairman and Secretary, Edwin L. and Pat Horsley Adair that is further described in Item 12, "Transactions with Management and Others".

     On March 18, 1999, Resonance Ltd., an unaffiliated company located in the Isle of Man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY subsequently obtained effectiveness of a registration statement related to those shares. In addition, MEDY agreed to issue restricted "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares originally issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap"). As of the "determination dates", July 5, 1999, September 5, 1999 and November 5, 1999, MEDY has issued Resonance, Ltd. 80,108, 231,707 and 77,866 additional shares, respectively, for a total of 389,681 in additional shares. Subsequent to year end, MEDY issued to Resonance its Warrant to purchase 523,834 shares of restricted common stock at an exercise price of $1.527 dated November 5, 1999 and expiring May 5, 2000.

     Also, there are 3,352,071 vested common stock options outstanding as of December 23, 1999, at prices ranging from $.875 to $5.00 per share. If exercised (of which there can be no assurance), these options would provide additional working capital to MEDY.

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

     The Company anticipates negative cash flow from operations for the first quarter of fiscal 2000 and possibly beyond. During fiscal 1999, cash flow deficits were funded by the sale of convertible debentures and common stock. The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity. Unless the Company is able to accomplish one or more of the above, it may be facing significant working capital shortages continuing through fiscal 2000. Management of the Company does not believe that its existing capital resources are sufficient for the 2000 fiscal year if it continues to grow revenues and expenses in proportion to what it experienced during fiscal 1999 and is required to repay its debt according to existing maturities. The Company is currently seeking additional debt or equity capital to augment its working capital position, or an arrangement with another company such as the one described with InfoCure in Section 1.(a.), although no assurances can be made as to the availability of such debt or equity capital or if it can be obtained at prices and terms that are in the best interest of the Company and its shareholders, or if a transaction such as the one described with InfoCure can be completed. If the Company is able to raise additional debt or equity capital, it would allow the Company to fund its operating losses until such time as its restructuring efforts result in a level of positive cash flow or profitability, although no assurance of that fact can be given.

     If the Company is not able to obtain additional debt or equity capital it will continue its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity.

Results of Operations. Beginning in the third quarter of fiscal 1999, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow and eventual profitability in the future. In April of 1999, the Company ceased the manufacture of its intra oral camera products at its Englewood, Colorado facility resulting in the termination of ten employees and a $200,000 write down of impaired inventory. The Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

     In June and July of 1999 the Company ceased the majority of its operations in its Marietta, Georgia facility where order fulfillment and installation was coordinated for Dental Equipment Sales. The Company was able to eliminate seven employees at the Marietta facility and additional employees throughout the country involved in the installation and service of Dental Equipment including computer hardware. These operations were consolidated into the Company's Los Angeles operation utilizing significantly less personnel and the Company intends to downsize the Dental Equipment portion of its revenues and related operating expenses during the upcoming fiscal year. As a result of the downsizing of the Dental Equipment portion of the business, the Company has taken a write down of $655,200 related to the Goodwill still existing from the original purchase of IPS.

     As a result of the litigation settlement with the previous owners of Command Dental Systems, as described in Item 3. Legal Proceedings, the Company has written off $286,800 of its original capital investment to reflect its current value.

     In August of fiscal 1999, the Company consolidated its accounting operations into its Los Angeles office creating a decrease of three accounting personnel. All of these efforts, along with a general attempt to decrease company wide operating expenses, are designed to downsize the Company's lower margin revenues and related expenses in such a fashion as to return it to positive cash flow and eventual profitability, although no assurance of that fact can be given.

     Additionally, as an aid to understanding trends of the Company, the following ratios describe historical summaries of liquidity, activity and profitability for the fiscal years ended September 30, 1999 and 1998.

--------------------------------------------------------------------------
                                                 1999             1998
 -------------------------------------------------------------------------

Liquidity
--------------------------------------------------------------------------
Current Ratio                                     0.3             1.2
--------------------------------------------------------------------------
Current Ratio less inventory                      0.2             0.8
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Activity
--------------------------------------------------------------------------
Trade receivables turnover                       43.1             8.9
--------------------------------------------------------------------------
Inventory turnover                               23.8             8.9
--------------------------------------------------------------------------
Profitability
--------------------------------------------------------------------------
Return on assets                                (96.4)%         (27.5)%
--------------------------------------------------------------------------
Return on equity                               (208.2)%         (46.1)%
--------------------------------------------------------------------------
Return on sales                                 (49.3)%         (32.1)%
--------------------------------------------------------------------------

Revenues
--------
Medical product sales for the fiscal years 1999 and 1998 were $130,600 and $271,800 respectively, for a decrease of $141,200 or 51.9%. Medical product sales account for 1.2% and 3.5% of total sales in fiscal years 1999 and 1998, respectively. Decreased sales are attributable to the planned sale of the last disposable product line, Cam Wrap, as of fiscal year end 1999.

Software, Training and Installation sales for fiscal years 1999 and 1998 were $3,809,700 and $2,906,900 respectively, for an increase of $ 902,800 or 31.1%.
Software Support sales for the fiscal years 1999 and 1998 were $2,522,400 and $1,831,300 respectively, for an increase of $691,100 or 37.7%. All of these sales were attributable to CADI (as an integrated subsidiary - CADI, IPS & Command). Increased sales are attributable to the Company's additional expenditures on and the expansion in the number of sales/marketing personnel and increased advertising expenditures. Additionally, the 1998 periods only include sales and support revenues to customers for a six month period from the April 1998 Command acquisition (April 1998 through September 1998).

Dental equipment sales for the fiscal years 1999 and 1998 were $4,495,900 and $2,836,700 respectively, for an increase of $ 1,659,200 or 58.5%. The increase in sales was due to MEDY's sale of dental related computer hardware, intra oral cameras, multi-operatory video / digital networks, and digital x-ray systems ("hardware"), which increases are also attributable to the Company's additional expenditures on and the expansion in the number of sales/marketing personnel and increased advertising expenditures.

     MEDY management believes that profit from these activities will improve as MEDY's general and administrative expenses are decreased and brought in line with existing and projected revenue. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).

Please refer to the schedule below for a summary of revenues and gross profit.


                                                     For The Years Ended September 30,

-----------------------------------------------------------------------------------------------------
                                           1999                               1998
-----------------------------------------------------------------------------------------------------
                                          Amount               %             Amount             %
-----------------------------------------------------------------------------------------------------
Medical Sales                             130,700           100.0%          271,800           100.0%
-----------------------------------------------------------------------------------------------------
COGS - Medical Sales                       34,600            26.5%          246,300            90.6%
-----------------------------------------------------------------------------------------------------
Gross Profit - Medical Sales               96,100            73.5%           25,500             9.4%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Dental Equipment Sales                  4,495,900           100.0%        2,836,700           100.0%
-----------------------------------------------------------------------------------------------------
COGS - Dental                           4,015,300            89.3%        2,542,100            89.6%
-----------------------------------------------------------------------------------------------------
Gross Profit -  Dental                    480,600            10.7%          294,600            10.4%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Software, Training & Installation       3,809,700           100.0%        2,906,900           100.0%
-----------------------------------------------------------------------------------------------------
COGS - S, T & I                         1,133,000            29.7%          687,200            23.6%
-----------------------------------------------------------------------------------------------------
Gross Profit - S, T & I                 2,676,700            70.3%        2,219,700            76.4%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Software Support Sales                  2,522,400           100.0%         1,831,300          100.0%
-----------------------------------------------------------------------------------------------------
COGS - Software Support                   924,700            36.7%          583,200            31.8%
-----------------------------------------------------------------------------------------------------
Gross Profit - Software Support         1,597,700            63.3%        1,248,100            68.2%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Total Sales                            10,958,700           100.0%        7,846,700           100.0%
-----------------------------------------------------------------------------------------------------
Total COGS                              6,107,600            55.7%        4,058,800            51.7%
-----------------------------------------------------------------------------------------------------
Total Gross Profit                       4,851,100           44.3%        3,787,900            48.3%
-----------------------------------------------------------------------------------------------------


Cost of Sales
-------------
Cost of sales for medical products for the fiscal years 1999 and 1998 as a percent of gross medical sales were 26.5% and 90.6% respectively. The decrease in cost of sales percentage is primarily due to an obsolete inventory reserve adjustment in the fiscal year 1998 with no such adjustment this fiscal year. Without such adjustment in 1998, Cost of Sales would have been approximately comparable between the two fiscal years.

Cost of sales for dental equipment for fiscal years 1999 and 1998, as a percent of gross dental sales were 89.3% and 89.6% respectively, creating very similar gross profitability in this category between the two periods.

Cost of sales for Software, Training and Installation for fiscal years 1999 and 1998 as a percent of gross Software, Training and Installation sales were 29.7% and 23.6% respectively. The increase in the cost of sales percentage is due mainly to an increase in sales of third-party software with lower gross profit margins than internally generated software and a more than proportional increase in trainer wages that are included in Cost of Sales relative to sales.

Cost of sales for Software Support for the fiscal years 1999 and 1998, as a percent of gross Software Support sales were 36.7% and 31.8% respectively. The increase in the cost of sales percentage is due to a more than proportional increase in software support salaries relative to sales. This is due to the Company's concerted effort to raise the quality of its support operations by increasing the number and relative compensation of the employees dedicated to that task.


Selling & Marketing
-------------------
Selling and marketing expenses for fiscal year 1999 totaled $3,679,800 or 33.6 % of sales as compared to $2,078,900 or 26.5 % of sales for fiscal year 1998. The $1,600,900 increase in selling and marketing expenses in fiscal year 1999 was attributable to the expansion of sales/marketing personnel and increased marketing expenditures. During the last quarter of this fiscal year, the number of sales/marketing personnel have been reduced as well as marketing expenditures in an effort to reduce the more than proportional increase in selling and marketing expenses relative to sales.


General & Administrative Expenses
---------------------------------
General and administrative expenses for the fiscal year 1999 totaled $4,983,300 or 45.5 % of sales as compared to $3,932,800 or 50.1 % of sales for fiscal year 1998. The $1,050,500 increase in general & administrative expenses in fiscal year 1999 is primarily attributable to the acquisitions of IPS and Command and their related expense streams being included in operations for a full year.


Stock-based Compensation
------------------------
Stock-based compensation for the fiscal years 1999 and 1998 were $0 and $33,900, respectively, for a decrease of $33,900 or 100%. The decrease is due to a decrease of in the money stock options granted to employees and consultants in fiscal 1999 as compared with similar grants in 1998.


Research & Development Costs
----------------------------
For the fiscal years 1999 and 1998, R & D costs were $2,900 and $46,700 respectively, for a decrease of $43,800 or 93.8%. The decrease is a result of additional R&D and modifications to the intra oral camera having been substantially completed in fiscal 1998. The Company's policy is to fund research and development as it deems appropriate to maintain or gain a competitive advantage. Note that all software development costs are not included in R & D costs. Qualifying software development costs are capitalized, then amortized to costs of sales. Capitalized software development costs for the fiscal year 1999 were $229,100.


Other Income
------------
Other income for the fiscal years 1999 and 1998 was approximately $44,900 and $51,200 respectively, for a decrease of $6,300 or 12%.

Interest Income and Expense
---------------------------
Interest income is a function of current cash invested for the period. Interest income for the fiscal years 1999 and 1998 was $13,500 and $55,000 respectively. The decrease of $41,500 in interest income was due primarily to less funds invested.

Interest expense for the fiscal years 1999 and 1998 totaled $650,000 and $305,700 respectively or an increase of $ 344,300 or 112.6%. Interest expense increased due to borrowing from convertible debenture debt and debt incurred to supplement cash flow. Interest was imputed at an effective rate of 15% for the acquisition debt. Interest expense includes non-cash charges for amortization of debt discounts and issuance costs.


Loss on Impairment of Goodwill
------------------------------
Loss on Impairment of goodwill for fiscal year 1999 of $655,200 is due to a re-evaluation of goodwill. During fiscal year 1998, goodwill was created when CADI purchased Information Presentation Systems, Inc. (IPS) of Marietta, Georgia. At the time of the purchase, CADI acquired approximately 1000 customers from IPS and goodwill was created based on the estimated future revenues from these customers. As of July 1999, the IPS operation in Georgia was closed and the breadth of hardware to meet future customer sales orders was significantly reduced. Since these future customer revenues are no longer certain, the goodwill created based on these revenues was deemed to be impaired and was written off.


Year 2000 Compliance. Although there can be no assurance, MEDY does not anticipate that it will suffer any adverse impact as a result of Year 2000 (Y2k) computer software issues either as a result of third party non-compliance or as a result of internal matters. MEDY has suffered no impact through January 10, 2000. None of the information technology or other software and hardware systems utilized by MEDY and its subsidiaries incorporates technology that is incapable of recognizing dates beyond December 31, 1999. CADI, through its internal staff, has developed its dental practice management software for the Windows platform and, consequently, such software recognizes dates beyond December 31, 1999. While CADI is still supporting some software which is DOS-based or otherwise may not be Y2k compliant, the customers using this software have been advised of their need to upgrade their office software in anticipation of Y2k. Even if MEDY or CADI were to provide the necessary software upgrade to these customers at no cost (which CADI does not have an obligation to do), the total loss to MEDY would be less than $60,000 and is not considered to be material. Because CADI's dental practice management software is believed to be Y2k compliant, CADI and MEDY believe that this offers them a marketing opportunity in that much of their competitors' software currently being utilized by dental offices is not Y2k compliant and will need to be replaced by those offices before December 31, 1999. There can be no assurance, however, that these offices will all purchase dental practice management systems from CADI.

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

     Report of Independent Certified Public Accountants (Page F-2)

     Consolidated Balance Sheet - September 30, 1999 (Page F3)

     Consolidated Statements of Operations - Years ended September 30, 1999 and
       1998 (Page F4)

     Consolidated Statements of Stockholders' Equity - Years ended September 30,
       1999 and 1998 (Page F5)

     Consolidated Statements of Cash Flows - Years ended September 30, 1999 and
       1998 (Page F6 and F7)

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

Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance With Section 16(a) of the Exchange Act.

     (a) Identification of Directors and Executive Officers.
     -------------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of MEDY:

Name                               Age        Position
----                               ---        --------

Edwin L. Adair, M.D. (1)            69         Chairman of the Board and
                                               Treasurer of MEDY

Van A. Horsley (2)                  47         Director, President, Chief
                                               Financial Officer and Chief
                                               Executive Officer of MEDY;
                                               Director and Vice President of
                                               CADI

Daniel L. Richmond                  38         Director of MEDY; Director and
                                               Chief Executive Officer of CADI

Chae U. Kim                         38         Director of MEDY; Director and
                                               President of CADI

Pat Horsley Adair (1)               71         Director and Secretary of MEDY

I. Dean Bayne, M.D. (2)             72         Director and Assistant Secretary
                                               of MEDY

Leroy Bilanich (2)                  49         Director of MEDY


(1)  Members of the Compensation Committee.
(2)  Members of the Audit Committee

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position except that Messrs. Kim and Richmond were appointed to the MEDY Board as a result of the acquisition of CADI. All directors were reelected by the shareholders at a meeting held in September, 1999.

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

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1998 through December 1, 1999 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 10.  Executive Compensation.
          -----------------------

Summary Compensation Table

     The following table sets forth information regarding compensation paid to the chief executive officer of MEDY for the three years ending September 30, 1999 and to the other executive officers whose salary exceeded $100,000 in fiscal 1999. Messrs. Kim and Richmond, included in the following table for fiscal 1999, were not employees of MEDY during fiscal year 1997.

                                          Annual Compensation ($$)                            Long Term Compensation
                                          ------------------------                            ----------------------
                                                                                   Awards                        Payouts
                                                                                   ------                        -------
             (a)              (b)        (c)         (d)       (e)            (f)              (g)           (h)             (i)
                                                                           Restricted
                                                                            Stock            Options       LTIP           Other
Name and Position            Year      Salary      Bonus      Other         Awards           & SARs       Payouts      Compensation
-----------------            ----      ------      -----      -----         ------           ------       -------      ------------
                                        ($$)       ($$)       ($$)           ($$)             ($$)         ($$)            ($$)
Van A. Horsley, President
& Chief Executive Officer     1999     122,500        0      15,000             0            500,000*          0            1,610
                              1998     123,333        0       5,465             0               0*             0              306
                              1997     110,000        0         0               0               0*             0              272

Chae U. Kim, Director
and President CADI            1999     129,380        0      12,000             0               0*             0              900
                              1998     105,000        0       6,000                         600,000**          0            1,393

Dan L. Richmond, Director
and CEO CADI                  1999     129,380        0      12,000             0               0*             0            1,688
                              1998     105,000        0       6,000             0           600,000**          0            1,400



* 500,000 options were granted to Mr. Horsley in 1999 at an exercise price of $3.25. 100,000 of the options vested in fiscal 1999. The balance of the 400,000 options vest upon certain vesting requirements, or the termination of Mr. Horsley from the position of President and CEO.

** 600,000 options to purchase common stock were granted in 1998 and are exercisable at $3.25. 150,000 of the options vested in fiscal 1998 and 300,000 options vested in fiscal 1999 and are currently exercisable. 150,000 shares, exercisable at $3.25, vest upon defined performance goals.

401(k) Plan. On January 1, 1990, MEDY adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and MEDY are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 1999, MEDY's matching contributions to the plan for the accounts of Van Horsley totaled approximately $1,610 and the matching contribution under the plan for the accounts of all executive officers as a group totaled $3,478. These amounts are included in column (i) of the Summary Compensation Table.

     When acquired, CADI had a Salary Reduction Simplified Employee Pension Plan (SARSEP) in place whereby CADI employees were able to defer compensation into the Plan and CADI would match 20% of the employee's contributions. At September 30, 1999, CADI's matching contributions to the Plan for the accounts Chae Kim and Dan Richmond totaled approximately $720. These amounts are included in column (I) of the Summary Compensation Table. Effective December 1, 1998 CADI canceled the SARSEP plan and has adopted a 401-K plan. The 401(k) plan is a profit sharing plan under which both employees and CADI are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits.

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

     (b) Stock Option Plans.

Options and Option Plans. On April 10, 1988 the Board of Directors adopted and authorized the 1988 Stock Option Plan (the "1988 Plan") and directed that management prepare the documents formally defining the plan. At that time the Board also authorized the issuance of certain options under the 1988 Plan. The Board formally approved the 1988 Plan on July 14, 1988 and the shareholders approved the 1988 Plan on September 28, 1988. The 1988 Plan has expired in accordance with its terms; 52,174 options remain outstanding under the 1988 Plan.

     On September 15, 1997 the Board of Directors in conjunction with MEDY's purchase of Computer Age Dentist, Inc, approved the CADI Stock Option Plan as called for by the merger agreement. 250,000 shares of the Company's common stock were reserved for issuance upon exercise of options which may be granted pursuant to the Employee Stock Option Plan. As of December 23, 1999, 212,500 options are outstanding under the plan to employees of CADI who are not officers.

     On June 11, 1998 the shareholders of MEDY approved the adoption of the Medical Dynamics, Inc. 1998 Stock Option Plan. Under the plan as approved by the Board of Directors and the shareholders, 1,500,000 shares are reserved for issuance to employees, officers, directors and consultants of Medical Dynamics and its subsidiaries. As of December 15, 1999, 395,800 options have been issued under this plan.

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

     The following table sets forth certain information regarding stock options granted by MEDY to the Chief Executive Officer and the other executive officers that received total annual salary and bonus in excess of $100,000 during 1999. No stock appreciation rights were granted.


Option Grants in Fiscal 1999
 (a)                          (b)                    (c)                (d)            (e)
                      Number of Securities      % of Total
                          underlying          Options Granted       Exercise or
                           Options            to Employees in        Base Price     Expiration
Name                      Granted (#)           Fiscal Year            ($/sh)          Date
----                  --------------------    ---------------       ------------    ----------

Van A. Horsley             500,000*                  53.5%             $3.25        Oct. 2005

* Includes 100,000 options that are currently vested. Options for 400,000 shares vest when certain revenue, cash flow, and stock price criteria are met, or in the event of Mr. Horsley's termination as President and CEO.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values.
--------------------------------------------------------------------------------

     The following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 1999 fiscal year as well as the year-end value of options held by such persons on September 30, 1999: No Stock Appreciation Rights have been granted, or are held by, any such person:


            (a)           (b)             (c)                     (d)                         (e)

                                                               Number of                   Value of
                                                             Unexercised             In-the-Money Options
                         Shares                            Options at FY End           at FY End @ $.874
                      Acquired on        Value              (Exercisable/                (Exercisable/
Name                    Exercise       Realized             Unexercisable)               Unexercisable)
----                  -----------      --------            -----------------         ---------------------

Van A. Horsley             0              $ 0               429,780 / 400,000               $ 0 / 0
Edwin L. Adair             0              $ 0                   295,000/ 0                  $ 0 / 0
Pat H. Adair               0              $ 0                     0 / 0                     $ 0 / 0

I. Dean Bayne              0              $ 0                20,000 / 20,000                $ 0 / 0
Leroy Bilanich             0              $ 0                20,000 / 20,000                $ 0 / 0
Chae U. Kim                0              $ 0               450,000 / 150,000               $ 0 / 0
Dan L. Richmond            0              $ 0               450,000 / 150,000               $ 0 / 0


     (c) MEDY has no long term incentive compensation plans.

     (d) Other Compensation
     ----------------------

     There are no plans to pay bonuses or deferred compensation to employees of the Company.

     The Company provides access to a medical insurance plan for its employees and provides access to other types of coverage such as life, disability, and other insurance plans for the benefit of its employees, but at the employees expense.

     (e) Compensation of Directors
     -----------------------------

General. MEDY's directors are authorized to receive $200 for each directors' meeting attended by them. To date, the directors have waived their right to receive directors fees. In 1993, Dr. Bayne was granted an incentive stock option to acquire 20,000 shares of common stock at $4.00 per share, expiring June 11, 2003. In October of 1998 Dr. Bayne was granted an option to acquire 20,000 shares of common stock at $2.00 per share, expiring October 15, 2003. Leroy Bilanich owns an incentive stock option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 11, 2003. In October of 1998 Mr. Bilanich was granted an option to acquire 20,000 shares of common stock at $2.00 per share, expiring October 15, 2003.

     No options were granted during fiscal 1999 to board members other than as disclosed above regarding options issued to Van Horsley.

Royalty Agreements. Dr. Adair and Dr. Bayne, directors of MEDY, are each entitled to receive royalties equal to two percent of the net sales of products each assigned to the Company. No royalties have been accrued or paid to Dr. Bayne. $600,000 has been paid to Dr. Adair through fiscal 1997, but as a result of the renegotiation of his license to the Company, no amounts have been paid or accrued for subsequent years. See Item 13 - "Certain Relationships and Related Transactions" for further information regarding the royalty agreement.

Indemnification Agreements. MEDY has entered into indemnification agreements with each of its directors and officers providing for indemnification of each such director by MEDY to the full extent permitted by the Colorado Business Corporation Act. The agreements provide that in all circumstances in which a director or officer may receive indemnification by statute, such indemnity shall be provided.

     MEDY has no other arrangements pursuant to which it compensates its directors for acting in their capacities as such.

     (f)  Employee Contracts and Change of Control Provisions

     MEDY has employment contracts with two executive officers as was described in Item 10, Executive Compensation. MEDY has no compensatory arrangement which may result from a change-of-control of MEDY or a change in any executive officers responsibilities, except with Van Horsley, president and CEO. In that agreement, if Mr. Horsley is removed from his duties as President and CEO of MEDY, whether by sale of all, or a portion of MEDY, or the merger of MEDY into another entity, or the removal of Mr. Horsley from those positions of responsibility for any reason, then he is to be compensated with one years salary at the rate of $135,000 plus accrued vacation pay of $12,981. In addition, in the event of one of the above occurrences, Mr. Horsley will automatically vest any unvested Options and any clause in the Option Agreements referencing the termination of the Options upon termination of employment shall be waived. Also, the contracts for both Mr. Richmond and Mr. Kim are terminable for cause by either if they are not reelected to CADI's Board of Directors or if CADI's Board is increased in number other than by a vote of the Directors.

     (g) Re-pricing of Options

No options were re-priced during the fiscal year.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) and (b) Security ownership of certain beneficial owners and management.
     ---------------------------------------------------------------------------

     At September 30, 1999, MEDY had only one class of outstanding voting securities, its common stock. The following table sets forth information as of December 23, 1998 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.

Name of beneficial owner       Shares owned beneficially (1)  * Percent of class
------------------------       -----------------------------  ------------------

Edwin L. Adair, M.D.
and Pat Horsley Adair                1,174,290 (2)                    8.9%
317 Paragon Way
Castle Pines Village
Colorado, 80104

Daniel L. Richmond                   1,097,760 (4)                    8.2%
17052 Oak View Drive
Encino, CA. 91436

Chae U. Kim                          1,097,760(4)                     8.2%
3231 Cheviot Vista Place
Los Angeles, CA. 90034

I. Dean Bayne, M.D.                     40,000                         .3%

Van A. Horsley                         555,586 (3)                    4.2%

Leroy Bilanich, Ed.D.                   40,000                         .3%

All officers and directors
 as a group (7 persons)              4,005,396 (5)                   27.4%


* Percent of class based upon shares outstanding on December 23, 1999 of 12,866,269.

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

(3) Includes 470,680 shares under presently exercisable stock options. Does not include options to acquire 400,000 shares exercisable at a price of $3.25 per share which vest based upon defined performance goals.

(4) Includes 450,000 shares under presently exercisable stock options. Does not include option to acquire 150,000 shares exercisable at $3.25, which vest upon defined performance goals.

(5)  Includes shares referenced in notes (2) through (5).


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

     The acquisition was accomplished pursuant to a reverse triangular merger by which MEDY paid Mr. Richmond and Mr. Kim, the two former shareholders of CADI:
1,295,520 shares of its restricted common stock, promissory notes aggregating $300,000, and $254,697 in cash. In addition, MEDY assumed certain obligations of CADI to an unaffiliated person who was formerly a shareholder of CADI and paid such person 304,480 shares of restricted common stock, $45,303 in cash, and a $100,000 promissory note. This note to the unaffiliated party has been paid in full.

     The promissory notes to Messrs. Richmond and Kim were originally due on October 23, 1998. Because of working capital shortages, Mr. Richmond and Mr. Kim agreed to extend the maturity date of the remaining amounts due under the notes ($46,246.92 in the case of Mr. Richmond and $80,406.17 in the case of Mr. Kim) until their current maturity, July 29, 2000. These notes continue to bear interest at 12% per annum.

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

Sub Lease Agreement with Dr. Adair. MEDY has subleased approximately 80% of its office and manufacturing space to its Chairman, Dr. Edwin Adair, for an indefinite term on a month-to-month basis. Either party may terminate this sublease at any time. Dr. Adair pays MEDY $9,000 per month for the sublease.

Distribution Agreement. MEDY entered into a distribution agreement with Micro-Medical Devices, Inc. ("MMD"), a corporation wholly-owned by Dr. Adair during June of fiscal year 1995. The distribution agreement includes all products developed by Dr. Adair related to his Universal Sterile Endoscopy System(TM)("USES").

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

Other Related Party Transactions.
---------------------------------

     In October 1987, I. Dean Bayne, M.D., a director, assigned his rights and interest in a then pending patent application related to the Bayne Pap Brush(TM) described in "Item 1 - Business -Patents, Trademarks and Licenses." To reimburse him for his expenses in developing that product and as compensation for the assignment, MEDY paid Dr. Bayne 10,000 shares of restricted common stock and will pay him a royalty for the duration of the patent equal to two percent of the net sales of the Bayne Pap Bruch (TM), less certain expenses. As of September 30, 1998, no royalties have been accrued or paid since the inception of this arrangement and the Bayne Pap Brush has been discontinued and has not been marketed by the Company since 1992.

     MEDY employs Van Horsley, a son of Pat Horsley Adair, on terms described above in Item 10. Executive Compensation.

     Except as otherwise stated above, since October 1, 1998, MEDY has not been a party to any transaction involving in excess of $60,000, in which any director or executive officer, nominee for election as a director, security holder of record or beneficially of more than five percent of any class of MEDY's securities, or any member of the immediate family of the foregoing had or will have a direct or indirect material interest.

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

10.5(3)       International Distributor Agreement

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

10.11(a)      Employee Confidentiality Agreement - Form

10.12(b)      Section 125 Cafeteria Plan

10.13(h)      Patent Assignment - Bayne Pap Brush

10.14(o)      Amended and restated License Agreement with Edwin L. Adair

10.15(n)      401(k) Plan

10.16(p)      Micro Medical Distribution Agreement

10.17(p)      Employment Agreement with Dan Richmond

10.18(p)      Employment Agreement with Chae Kim

10.19(p)      Merchant Capital Agreement

10.20(q) Amendment No. 3 to Purchase Agreement between Medical Dynamics, Inc. and The Tail Wind Fund, Ltd.

10.21(q)      Purchase Agreement between Medical Dynamics, Inc. and Resonance
              Limited.

10.22(q) Registration Rights Agreement between Medical Dynamics, Inc. and Resonance Limited.

10.23(r) Loan agreement between InfoCure Corporation and Medical Dynamics, Inc., dated October 28, 1999.

10.24(r) Merger Agreement between InfoCure Corporation, Medical Dynamics, Inc., and CADI Acquisition Corporation, dated December 21, 1999.

21.1          Subsidiaries of MEDY:
              Computer Age Dentist, Inc., a California corporation


23.1*         Consent of Hein & Associates, LLP

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

(o) Incorporated by reference from MEDY's Form 10-QSB for the quarter ended June 30, 1995.

(p) Incorporated by reference from current report on Form 8-K reporting an event of October 23, 1997, as amended.

(q) Incorporated by reference from current report on Form 8-K reporting an event of March 18, 1999.

(r) Incorporated by reference from a report on Form 8-K reporting an event of December 21, 1999.

(b)           Reports on Form 8-K

     During the period covered by this Report up to December 23, 1999, the Company filed the following reports on Form 8-K:

         March 4, 1999, reporting an event under Item 5 - Other Events March 18, 1999, reporting an event under Item 5 - Other Events April 13, 1999, reporting an event under Item 5 - Other Events November 2, 1999, reporting an event under Item 5 - Other Events December 23, 1999, reporting an event under Item 5 - Other Events

SIGNATURES
----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEDICAL DYNAMICS, INC.


                                   By:/s/ Van A. Horsley
                                      ------------------------------------------
                                      Van A. Horsley,
                                      President

                                   By:/s/ Peter Tatar
                                      ------------------------------------------
                                      Peter Tatar,
                                      Controller, Principal Accounting Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




January 12, 1999                      /s/ Van A. Horsley
                                      ------------------------------------
                                      Van A. Horsley, Principal Executive
                                      Officer, Principal Financial Officer
                                      and Director

January 12, 1999                      /s/ Edwin L. Adair
                                      ------------------------------------
                                      Edwin L. Adair, M.D., Chairman
                                      of the Board and Director

January 12, 1999                      /s/ Daniel L. Richmond
                                      ------------------------------------
                                      Daniel L. Richmond, Director

January 12, 1999                      /s/ Chae U. Kim
                                      ------------------------------------
                                      Chae U. Kim, Director

January 12, 1999                      /s/ I. Dean Bayne
                                      ------------------------------------
                                      I. Dean Bayne, M.D., Director

January 12, 1999                      /s/ Pat Horsley Adair
                                      ------------------------------------
                                      Pat Horsley Adair, Director

January 12, 1999                      /s/ Leroy Bilanich
                                      ------------------------------------
                                      Leroy Bilanich, Director

                    Medical Dynamics, Inc. and Subsidiaries

                       Consolidated Financial Atatements
                              For the Years Ended
                          September 30, 1999 and 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    PAGE
                                                                    ----

Independent Auditor's Report.........................................F-2

Consolidated Balance Sheet - September 30, 1999......................F-3

Consolidated Statements of Operations - For the Years Ended
         September 30, 1999 and 1998.................................F-4

Consolidated Statements of Stockholders' Equity - For the Year
         Ended September 30, 1999 and 1998...........................F-5

Consolidated Statements of Cash Flows - For the Years Ended
         September 30, 1999 and 1998.................................F-6

Notes to Consolidated Financial Statements...........................F-8

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Medical Dynamics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.

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



HEIN + ASSOCIATES LLP

Denver, Colorado
December 20, 1999

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                           $    180,000
    Trade receivables, less allowance
      for doubtful accounts of $67,300                                  254,400
    Inventories                                                         189,200
    Prepaid expenses and other                                           21,100
                                                                   ------------
             Total current assets                                       644,700
                                                                   ------------

SOFTWARE DEVELOPMENT AND SUPPORT:
    Software development costs, net of
      accumulated amortization of $856,200                            2,345,600
    Technical support contracts, net of
      accumulated amortization of $593,800                              890,700
                                                                   ------------
             Total software development and support                   3,236,300
                                                                   ------------
PROPERTY AND EQUIPMENT:
    Demonstration equipment                                             438,200
    Machinery and equipment                                             606,100
    Furniture and fixtures                                              235,600
    Leasehold improvements                                               54,500
                                                                   ------------
                                                                      1,334,400
    Less accumulated depreciation and amortization                     (913,300)
                                                                   ------------
         Property and equipment, net                                    421,100
                                                                   ------------
OTHER ASSETS:
    Goodwill, net of accumulated
      amortization of $139,900                                        1,136,200
    Non-compete agreements, net of accumulated
      amortization of $151,700                                           47,500
    Debt issuance costs, net of accumulated
      amortization of $481,000                                           80,100
    Patents and trademarks, net of accumulated
      amortization of $785,900                                           12,800
    Deposits and other                                                   24,300
                                                                   ------------
             Total other assets                                       1,300,900
                                                                   ------------

TOTAL ASSETS                                                       $  5,603,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Current maturities of notes payable
      and convertible debentures                                   $    943,700
    Accounts payable                                                    622,000
    Accrued expenses                                                    497,600
    Unearned revenue                                                    368,500
                                                                   ------------
             Total current liabilities                                2,431,800
                                                                   ------------

NOTES PAYABLE, net                                                      207,600

CONVERTIBLE DEBENTURES, net                                             370,800

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, and 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.001 par value;
         authorized  5,000,000 shares; none issued
    Common stock, $.001 par value; authorized
         30,000,000 shares, issued and
         outstanding 12,214,300 shares                                   12,200
    Additional paid-in capital                                       27,771,700
    Accumulated deficit                                             (25,191,100)
                                                                   ------------
             Total stockholders' equity                               2,592,800
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,603,000
                                                                   ============

       See accompanying notes to these consolidated financial statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE YEARS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       1999             1998
                                                   ------------    ------------
NET SALES:
    Dental products:
         Software, training, and installation      $  3,809,700    $  2,906,900
         Equipment                                    4,495,900       2,836,700
         Support services                             2,522,400       1,831,300
    Medical products                                    130,700         271,800
                                                   ------------    ------------
                                                     10,958,700       7,846,700
                                                   ------------    ------------

COST OF SALES:
    Dental products:
         Software, training, and installation         1,133,000         687,200
         Equipment                                    4,015,300       2,542,100
         Support services                               924,700         583,200
    Medical products                                     34,600         246,300
                                                   ------------    ------------
                                                      6,107,600       4,058,800
                                                   ------------    ------------

GROSS PROFIT                                          4,851,100       3,787,900
                                                   ------------    ------------

OPERATING EXPENSES:
    Selling and marketing                             3,679,800       2,078,900
    General and administrative                        4,983,300       3,932,800
    Stock-based compensation                             49,600          33,900
    Research and development                              2,900          46,700
    Impairment of goodwill                              655,200            --
                                                   ------------    ------------
         Total operating expenses                     9,370,800       6,092,300
                                                   ------------    ------------

OPERATING LOSS                                       (4,519,700)     (2,304,400)

OTHER INCOME (EXPENSE):
    Other income                                         44,900          51,200
    Interest income                                      13,500          37,400
    Interest expense                                   (650,000)       (305,700)
    Loss on Command settlement                         (286,800)           --
                                                   ------------    ------------
                                                       (878,400)       (217,100)
                                                   ------------    ------------

NET LOSS                                           $ (5,398,100)   $ (2,521,500)
                                                   ============    ============

NET LOSS PER COMMON SHARE                          $       (.52)   $       (.27)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        10,312,700       9,512,200
                                                   ============    ============


       See accompanying notes to these consolidated financial statements.



                                            MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                  COMMON STOCK           Additional
                                                            ------------------------      Paid-in       Accumulated
                                                              Shares       Amount         Capital         Deficit          Total
                                                              ------       ------         -------         -------          -----

BALANCE, October 1, 1997                                    7,627,300   $      7,600   $ 18,811,100    $(17,271,500)   $  1,547,200

  Issuance of common stock for acquisition of:
      Computer Age Dentist, Inc.                            1,600,000          1,600      4,478,400            --         4,480,000
      Information Presentation Systems, Inc.                  320,000            300        687,900            --           688,200
      DOM, Inc.                                               141,700            200        339,800            --           340,000
  Conversion of debentures to common stock:
      Principal, net of discount                              315,700            300        602,600            --           602,900
      Accrued interest                                         17,300           --           35,800            --            35,800
  Fair value of warrants issued for debt discount                --             --          223,000            --           223,000
  Proceeds from exercise of stock options                      12,500           --           34,400            --            34,400
  Attribution of compensation expense
   under stock options and warrants:
      Employees                                                  --             --            8,900            --             8,900
      Non-employees                                              --             --           25,000            --            25,000
  Net loss                                                       --             --             --        (2,521,500)     (2,521,500)
                                                         ------------   ------------    -----------     -----------      ----------

BALANCE, September 30, 1998                                10,034,500         10,000     25,246,900     (19,793,000)      5,463,900

  Conversion of debentures to common stock:
      Principal, net of discount                            1,144,900          1,200      1,142,200            --         1,143,400
      Accrued interest                                        101,300            100        125,900            --           126,000
  Fair value of warrants issued for debt
    discount and issuance costs                                  --             --          299,400            --           299,400
  Proceeds from exercise of options                            98,000            100        141,400            --           141,500
  Proceeds from sale of common stock, net
    of offering costs of $32,900                              523,800            500        766,600            --           767,100
  Additional shares issued pursuant
    to terms of agreement                                     311,800            300           (300)           --              --
  Attribution of compensation under
    stock options and warrants:
      Employee                                                   --             --           32,100            --            32,100
      Non-employee                                               --             --           17,500            --            17,500
  Net loss                                                       --             --             --        (5,398,100)     (5,398,100)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCE, September 30, 1999                                12,214,300   $     12,200   $ 27,771,700    $(25,191,100)   $  2,592,800
                                                         ============   ============   ============    ============    ============



                           See accompanying notes to these consolidated financial statements.



                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED
                                                                                          SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    1999                 1998
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(5,398,100)         $(2,521,500)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
            Common stock options granted for compensation
              and other services                                                     49,600               33,900
            Depreciation expense                                                    191,800               71,400
            Amortization of intangible assets                                       937,000              955,500
            Amortization of debt discount and issuance costs                        446,500              166,000
            Conversion of accrued interest on debentures to common stock            126,000               35,800
            Bad debt expense                                                         82,300                 --
            Impairment of goodwill                                                  655,200                 --
            Loss on disposal of Command, less cash received                         279,500                 --
            Provision for obsolete and slow-moving inventories                       23,700               50,100
            Other                                                                   (23,200)                --
            Changes in operating assets and liabilities, net of
                  effects of acquisitions:
                    Decrease (increase) in:
                      Trade receivables                                             454,000             (295,000)
                      Inventories                                                   621,700              (51,200)
                      Prepaid expenses and other                                     13,100               37,200
                    Increase (decrease) in:
                      Accounts payable                                              174,800                9,800
                      Accrued expenses                                               88,700              263,600
                      Unearned revenue                                               (1,600)               5,400
                                                                                -----------          -----------
            Net cash used in operating activities                                (1,279,000)          (1,239,000)
                                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted cash                                                      50,000                 --
    Software development costs                                                     (229,100)            (238,100)
    Purchase of property and equipment                                              (85,800)            (266,600)
    Payments for acquisition of businesses, net of cash acquired                       --               (599,200)
    Proceeds from sale of property and equipment                                       --                 12,400
    Other                                                                              --                (11,500)
                                                                                -----------          -----------
            Net cash used in investing activities                                  (264,900)          (1,103,000)
                                                                                -----------          -----------



                       See accompanying notes to these consolidated financial statements.



                                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (continued)

                                                                                      FOR THE YEARS ENDED
                                                                                         SEPTEMBER 30,
                                                                                ------------------------------
                                                                                   1999               1998
                                                                                ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                                          (453,900)             (52,600)
    Payment of debt issue costs                                                   (90,900)                --
    Proceeds from issuance of common stock                                        767,100                 --
    Proceeds from exercise of common stock options                                141,500               34,400
    Proceeds from issuance of convertible debentures                              400,000            1,989,300
    Proceeds from capital lease financing                                            --                 87,600
    Proceeds from shareholder loan                                                400,000                 --
    Proceeds from short-term borrowings                                         5,991,500                 --
    Repayment of short-term borrowings                                         (5,984,500)                --
                                                                              -----------          -----------
            Net cash provided by financing activities                           1,170,800            2,058,700
                                                                              -----------          -----------

NET DECREASE IN CASH AND EQUIVALENTS                                             (373,100)            (283,300)

CASH AND EQUIVALENTS, beginning of year                                           553,100              836,400
                                                                              -----------          -----------

CASH AND EQUIVALENTS, end of year                                             $   180,000          $   553,100
                                                                              ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid for interest                                                    $   100,500          $    13,300
                                                                              ===========          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Conversion of accounts payable to debt                                    $   118,600          $      --
                                                                              ===========          ===========
    Issuance of common stock for acquisition of business                      $      --            $ 5,508,200
                                                                              ===========          ===========
    Notes payable incurred for acquisition of businesses, net of discounts    $      --            $   865,300
                                                                              ===========          ===========
    Conversion of debentures to common stock, net of discount                 $ 1,143,400          $   602,900
                                                                              ===========          ===========
    Conversion of accrued interest to notes payable                           $     9,200          $      --
                                                                              ===========          ===========
    Fair value of warrants issued for debt discount                           $    40,000          $   223,000
                                                                              ===========          ===========
    Debt issuance costs incurred for convertible debentures                   $   259,400          $   210,800
                                                                              ===========          ===========
    Debt assumed in business acquisitions                                     $      --            $    67,900
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

                                                         F-7

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------

     Nature of Business Operations - Medical Dynamics, Inc. (the "Company") is engaged in the development and marketing of practice management software and related products for the dental profession. The Company's principal products are practice management software, patient education systems, digital x-ray systems and a wide variety of ancillary products utilized by the dental profession.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

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

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 1999, cash equivalents include a mutual fund that invests in money market instruments.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     The total amount charged to expense in the statements of operations for amortization of capitalized software costs was $446,100 and $417,800 for the years ended September 30, 1999 and 1998, respectively, and is included in cost of sales.

     Costs incurred in researching, designing and planning for the development of new software are classified as research and development expenses and are charged to operations as incurred.

     Other Intangible Assets - Other intangible assets are stated at cost and are amortized utilizing the straight-line method over the following estimated useful lives:

                                                              Years
                                                              -----

                  Technical support contracts                   5
                  Goodwill                                     15
                  Non-compete agreements                       2.5
                  Patents and trademarks                     3 - 10


     Debt Issuance Costs - Debt issuance costs are amortized using the interest method over the term of the related debt.

     Impairment of Long-Lived Assets - Management of the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value. During the year ended September 30, 1999, management determined that certain goodwill was impaired due to the closing of certain regional operations, and recorded a loss on impairment of $655,200.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising costs charged to operations amounted to $503,400 and $456,300 for the years ended September 30, 1999 and 1998, respectively.

     Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1999 and 1998 as all potential common shares were antidilutive.

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

     Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company did not adopt SFAS No. 123 to account for stock-based compensation for employees but is subject to the pro forma disclosure requirements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


2. LIQUIDITY:
   ----------

     Through September 30, 1999, the Company has incurred substantial operating losses and negative cash flows from operations. The Company's future viability depends on its ability to increase sales and become profitable.

     As discussed in Note 4, the Company completed three business acquisitions during the year ended September 30, 1998. As a result of these activities, the Company realized increases in sales in fiscal 1998 of approximately $6.9 million and in fiscal 1999 of approximately $3.1 million. However, despite the positive impact of increases in sales, the Company has struggled to generate adequate working capital to finance this growth. At September 30, 1999, the Company had negative working capital of approximately $1.5 million. Management has devoted substantial efforts to obtain additional capital to finance planned activities for fiscal 2000.

     As discussed further in Note 5, the Company was successful in obtaining additional debt financing of $500,000 in October 1999 and payment terms were extended on certain notes payable to related parties. However, management believes additional capital is necessary to fund existing working capital requirements. The Company's ability to continue as a going concern is dependent on raising additional capital and to ultimately achieve profitable operations and positive cash flows from operating activities.


3. INVENTORIES:
   ------------

     Inventories consist of the following at September 30, 1999:


        Raw materials and replacement parts                            $186,700
        Finished goods                                                  121,900
                                                                       --------
            Total inventory                                             308,600

        Less provision for obsolete and slow-moving inventory          (119,400)
                                                                       --------

            Net inventories                                            $189,200
                                                                       ========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4. BUSINESS COMBINATIONS:
   ----------------------

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

     The acquisitions were accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the respective dates of acquisition. The Company recorded goodwill of approximately $1,024,500, $731,000, and $257,600 related to the acquisitions of CADI, IPS, and Command, respectively. In connection with the acquisitions, IPS and Command were merged into CADI. The following unaudited pro forma information assumes that the acquisitions had occurred on October 1, 1997:

                                                        Year Ended
                                                       September 30,
                                                           1998
                                                        -----------

            Revenue                                     $ 9,327,000
            Net loss                                    $(2,478,000)
            Net loss per share                          $      (.26)


     In March 1999, the Company filed litigation against the former Command principals. The litigation sought, among other things, rescission of the April 1998 merger agreement by which the Company acquired the assets of

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Command Dental Systems, Inc. from the Command shareholders, rescission of an employment agreement and damages. The Command principals filed actions against the Company for breach of an office lease and breach of the employment agreement, and for other claims. Both of these suits were settled in August 1999. As a result of the settlement, the Company reduced its indebtedness to the former Command principals from approximately $500,000 (which was current indebtedness) to $250,000 of long-term indebtedness; the Company retained approximately 150 former Command clients who had converted to the Company's software; and the Company terminated all lease obligations on the Command office space and the employment agreement with the Command principal. In addition, the parties entered into mutual, general releases and stipulations to dismiss the litigation. The Company recognized a loss of approximately $287,000 which represented the excess of assets surrendered over liabilities retained.


5. LONG-TERM LIABILITIES:
   ----------------------

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

     The Company also granted the debenture holder a warrant to purchase 84,615 shares of the Company's common stock. The warrant is exercisable until October 31, 2000 at an exercise price of $3.38. The estimated fair value of this warrant of $120,000 was accounted for as a discount on the convertible debentures. During 1999, these warrants were canceled.

     In July 1998, the Company issued additional convertible debentures totaling $1,100,000. The debentures are uncollateralized and bear interest at 8% per annum, payable semi-annually in cash or, at the Company's option, in shares of the Company's common stock. The principal balance is due July 2003 and the holder of the debentures has the option to convert the debentures into shares of the Company's common stock beginning in November 1998, when one-third of the principal balance may be converted, January 1999 when two-thirds may be converted, and March 1999 when the entire balance may be converted. Any unpaid principal and interest as of July 31, 2003 will automatically be converted into shares of the Company's common stock. The conversion price is equal to the average of the two lowest closing bid prices of the Company's common stock as reported by NASDAQ during the 60 trading days preceding the conversion date. The Company received net proceeds of $1,003,000 from the debentures, after paying all costs

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     related to the issuance. Through September 30, 1999, the holder had converted $800,000 of debentures to 910,200 shares of common stock.

     The Company also granted the Debenture holder a warrant to purchase 110,000 shares of the Company's common stock. The warrant is exercisable until July 31, 2003 at an exercise price of $2.58. The estimated fair value of this warrant of $100,000 was accounted for as a discount on the convertible debentures.

     In November 1998, the Company issued an additional $400,000 of convertible debentures with terms similar to the July 1998 issuance described above, except for a 3-month delay for the principal conversion privileges. The Company also agreed to issue an additional warrant for 40,000 shares exercisable until November 2003 at an exercise price of $2.58 per share. The estimated fair value of the warrants of $40,000 was accounted for as a discount on the convertible debenture.

     During fiscal 1999, the Company entered into amendments to modify certain terms and conditions of the debentures. The conversion price will be equal to 85% of the average of the two lowest closing bid prices over a 60-day period immediately preceding the date of conversion. As a result of the issuance of warrants in 1999 private placement, the exercise price of the outstanding warrants to acquire 150,000 shares at $2.58 per share was decreased to $1.832. Up to one third of the July 1998 and November 1998 debentures is convertible from and after January 1, 1999, up to two thirds is convertible after June 1, 1999 and the entire debenture is convertible after January 1, 2000.

     The debenture holder may not convert 1998 debentures which would result in the issuance of more than 1,880,000 shares. If the holder is precluded from converting any debentures because of this provision, it may demand, upon six months' notice, that the Company redeem the remaining debentures for 115% of the principal amount. As of September 30, 1999, this limitation would result in approximately $275,000 of the debentures (net of discount) being potentially redeemable. This amount has been classified as a current liability in the accompanying consolidated balance sheet.

     As a result of the amendments, additional debt issuance costs of approximately $260,000 were recorded.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At September 30, 1999, convertible debentures consist of the following:


      Interest at 8%, due July 2003, unsecured                        $ 300,000
      Discount for fair value of warrant, net of accumulated
             amortization of $6,600                                     (21,500)
                                                                      ---------
                 Net                                                    278,500
                                                                      ---------

      Interest at 8%, due November 2003, unsecured                      400,000
      Discount for fair value of warrant, net of accumulated
             amortization of $7,300                                     (32,700)
                                                                      ---------
                 Net                                                    367,300
                                                                      ---------

                        Convertible debentures                          645,800

      Less current maturities                                          (275,000)
                                                                      ---------
                        Convertible debentures,
                          less current maturities                     $ 370,800
                                                                      =========


      Notes Payable - At September 30, 1999, long-term debt consists of the following:

      Notes payable to former shareholders of CADI:
          Interest at 12%, due July 2000 or upon sale of the Company  $ 126,700

      Notes payable to former owners of Command:
          Interest at 6%, due April 2003, unsecured                     250,000
          Discount for below-market interest, net of accumulated
                 amortization of $2,758                                 (44,900)
                                                                      ---------
                     Net                                                205,100
                                                                      ---------

      Note payable to shareholder:
          Interest at 12%, due July 2000 or upon sale of the Company,
          collateralized by substantially all of the Company's assets   400,000

      Notes payable to vendors:
          Interest at 8%, due April 2000, unsecured                      48,800
          Interest at 8%, due December 1999, unsecured                   40,300
          Other                                                          55,400
                                                                      ---------
                     Total notes payable                                876,300

          Less current maturities                                      (668,700)
                                                                      ---------
      Notes  payable,   less  current   maturities                    $ 207,600
                                                                      ==========

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The effective interest rate on the debt incurred under the notes payable to the former owners of CADI and Command was 15% to 16%.

     Aggregate Maturities - As of September 30, 1999, aggregate maturities of notes payable and convertible debentures are as follows:

        Year Ending September 30,       Principal         Discount       Net
        -------------------------       ---------         --------       ---

           2000                        $1,002,500         $58,800    $  943,700
           2001                           106,000          29,500        76,500
           2002                           106,000          22,700        83,300
           2003                           308,500          14,200       294,300
           2004                           125,000             700       124,300
                                       ----------        --------    ----------

                  Total                $1,648,000        $125,900    $1,522,100
                                       ==========        ========    ==========


     Line-of-Credit - In October 1998, the Company entered into a line-of-credit agreement with a financial institution. The line-of-credit provided for maximum borrowings of $1.0 million with an initial borrowing base of $400,000. In August 1999, all amounts due under the line were repaid and the agreement was terminated.


6. STOCKHOLDERS' EQUITY:
   ---------------------

     In March 1999, an unaffiliated entity purchased 523,800 shares of the Company's common stock for $800,000. In addition, the Company agreed to issue additional shares to this entity at various determination dates which are intended to compensate the entity for one-third of any decrease in the market price of the Company's stock. The Company is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation. As of September 30, 1999, the Company has issued an additional 311,800 shares under this agreement. In November 1999, the Company issued 77,866 additional shares and warrants to purchase 523,834 shares of restricted common stock at $1.527 per share through May 2000. The Company has no further obligations under the agreement.

     Stock Option Plan - The Company has two stock option plans under which incentive and non-qualified stock options may be granted to officers, directors, employees, and consultants. Incentive stock options are required to have an exercise price which is not less than the fair market value of the stock at the date of grant. Under the first plan which was approved by shareholders in October 1988, an aggregate of 1,000,000 shares were reserved for issuance pursuant to the terms of the plan. Under the second plan which was approved by shareholders in June 1998, an aggregate of 1,500,000 shares were reserved for issuance pursuant to the terms of the plan. The maximum term is 10 years for options granted under both

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     plans. Activity in the 1988 and 1998 stock option plans for the years ended September 30, 1999 and 1998 is as follows:


                                                        1988 Plan                          1998 Plan
                                                ----------------------------    ------------------------------
                                                                  Weighted                       Weighted
                                                                   Average                        Average
                                                Number of     Exercise Price    Number         Exercise Price
                                                 Shares          Per Share      Shares         Per Share
                                                 ------          ---------      ------         ---------

      Outstanding, September 30, 1997           61,700          $   1.83         --             $  --
          Granted                                5,000              2.63         --                --
          Exercised                             (7,500)             2.75         --                --
          Canceled                              (2,000)             3.00         --                --
                                               -------          --------    ---------            -----
      Outstanding, September 30, 1998           57,200              1.74         --                --
          Granted                                 --                 --       234,800              .93
          Exercised                               --                 --          --                --
          Canceled                              (5,000)             3.00         --                --
                                               -------          --------    ---------            -----
      Outstanding, September 30, 1999           52,200          $   1.61      234,800            $ .93
                                               =======                      =========


     Options available for future grant at September 30, 1999 totaled 1,265,200 shares under the 1998 plan. No shares were available for future grants under the 1988 plan.

     As of September 30, 1999, all options outstanding under the 1988 plan are vested and 214,800 are vested under the 1998 plan. If not previously exercised, options outstanding at September 30, 1999, will expire as follows:

                                             1988 Plan                      1998 Plan
                                     ------------------------        -----------------------
                                     Number of       Exercise        Number of     Exercise
     Year Ending September 30,         Shares          Price          Shares         Price
     -------------------------         ------          -----          ------         -----

         2000                            --           $  --           20,000       $  1.50
         2001                          37,200           1.38            --             --
         2002                          10,000           2.00            --             --
         2003                           5,000           2.63            --             --
         2004                            --              --          214,800           .88
                                      -------                       --------

                                       52,200          $1.61          234,800       $  .93
                                      =======                       =========


                                                      F-17

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Non-Qualified Stock Options and Warrants - The Company has also granted non-qualified stock options and warrants to officers, directors, employees, consultants, and lenders. The following is a summary of activity during the years ended September 30, 1999 and 1998:


                                                                     Weighted
                                                                      Average
                                                   Number of      Exercise Price
                                                     Shares         Per Share
                                                     ------         ---------

      Outstanding, September 30, 1997               1,593,900         $2.80

             Granted to:
                Employees                           2,358,200          3.48
                Consultants                           300,000          4.42
                Convertible debenture holders         194,600          2.93
             Canceled                                (205,200)         3.22
             Exercised                                 (5,000)         2.75
                                                   ----------

      Outstanding, September 30, 1998               4,236,500          3.28

             Granted to:
                Employees                             610,800          3.04
                Consultants                           100,000          1.50
                Convertible debenture holders          40,000          2.58
             Canceled                              (1,566,700)         3.70
             Exercised                                   --             --
                                                   ----------

      Outstanding, September 30, 1999               3,420,600          2.99
                                                   ==========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     If not previously exercised, non-qualified options and warrants expire as follows:

                                                                    Weighted
                                                                     Average
                  Year Ending                   Number of            Exercise
                  September 30,                 Shares                Price
                  -------------                 ------                -----

                  2000                          160,900               $1.13
                  2000                           40,000                2.58
                  2000                           75,000                4.50
                  2001                           82,000                2.00
                  2001                          250,000                2.87
                  2001                          115,000                3.75
                  2002                          100,000                1.50
                  2002                           10,200                3.00
                  2003                           52,000                1.50
                  2003                          258,900                2.68
                  2003                          415,800                3.64
                  2004                          140,800                1.60
                  2004                           20,000                3.25
                  2005                        1,200,000                3.25
                  2006                          500,000                3.25
                                              ---------

                                              3,420,600
                                              =========


     At September 30, 1999, a total of 2,715,600 non-qualified stock options and warrants are vested. Unvested employee performance options were outstanding for 550,000 shares. These options vest when the Company achieves various revenue levels. The Company also has 175,000 options outstanding that vest at future dates. Vesting under most of these options can be accelerated if various performance targets are achieved.

     During the years ended September 30, 1999 and 1998, the Company recognized compensation expense of $32,100 and $8,900, respectively, related to employee performance options. The ultimate amount of compensation expense related to the employee performance options will be determined based on the market value of the Company's common stock on the date that the options vest.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The fair value of options granted to non-employees in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                 Years Ended September 30,
                                                 -------------------------
                                                   1999             1998
                                                   ----             ----

            Expected volatility                    78.0%            70.0%
            Risk-free interest rate                 6.0%             5.7%
            Expected dividends                       .0%              .0%
            Expected terms (in years)                .7              1.5


     For the years ended September 30, 1999 and 1998, options granted to non-employees resulted in the recognition of approximately $17,400 and $25,000, respectively, of compensation expense.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which are granted to employees. Accordingly, no compensation cost is recognized for grants of options to employees if the exercise prices were not less than the market value of the Company's common stock on the measurement dates. Had compensation cost been determined based on the fair value at the measurement dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.


                                                 Years Ended September 30,
                                                 -------------------------
                                                  1999              1998
                                                  ----              ----
        Net loss:
             As reported                      $(5,398,100)      $(2,521,500)
             Pro forma                         (6,739,100)       (4,838,700)
        Net loss per common share:
             As reported                      $      (.52)      $      (.27)
             Pro forma                               (.65)             (.51)

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     For purposes of the above pro forma amounts, the weighted average fair value of options granted to employees for the years ended September 30, 1999 and 1998 was $1.00 and $1.67, respectively. The fair value of each employee option granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                Years Ended September 30,
                                                -------------------------
                                                 1999              1998
                                                 ----              ----

         Expected volatility                     81.0%            70.0%
         Risk-free interest rate                  6.0%             5.7%
         Expected dividends                        .0%              .0%
         Expected terms (in years)                4.5              4.0


7. INCOME TAXES:
   -------------

     The amounts which give rise to the net deferred tax asset at September 30, 1999, are as follows:


Current Assets:
  Allowance for doubtful accounts                                   $    25,100
  Provision for obsolete and slow-moving inventories                    100,900
  Accrued expenses                                                       11,200
                                                                    -----------
       Total current assets                                             137,200
                                                                    -----------
Long-term Assets:
  Property and equipment                                                 29,700
  Patents, patents pending, and trademarks                                3,500
  Compensation expense related to stock options                         145,100
  Net operating loss carryforwards                                    8,600,000
  Research and development tax credit carryforwards                      23,100
                                                                   ------------
       Total long-term assets                                         8,801,400
                                                                   ------------
Total Deferred Tax Assets                                             8,938,600

Valuation Allowance                                                  (8,938,600)
                                                                   ------------
                                                                   $      --
                                                                   ============

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Management has determined that a valuation allowance equal to the deferred tax assets is required since it is more likely than not that the benefits of these assets will not be realized. The valuation allowance increased by $900,000 and $397,000 during the years ended September 30, 1999 and 1998, respectively, due to the increase in the deferred tax asset balances which were completely offset by a valuation allowance at each of those dates.

     At September 30, 1999, the Company has approximately $23,100,000 of net operating loss carryforwards, and approximately $62,000 of research and development tax credit carryforwards, both of which expire in varying amounts from 2000 through 2019. Usage of the net operating loss carryforwards may be limited by Section 382 of the Internal Revenue Code.


8. COMMITMENTS AND CONTINGENCIES:
   ------------------------------

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

     During 1997, the license agreement was amended to eliminate the minimum annual royalty and to provide for future royalties generally equal to 2% of sales of the products that relate to the technology. For the years ended September 30, 1999 and 1998, the Company did not incur any royalty expense related to this agreement. The license agreement may be terminated by the Chairman in certain circumstances and the rights to the patents may revert to him if commercial development of the related products does not occur within prescribed deadlines.

     Distribution Agreement - During the year ended September 30, 1995, the Company transferred to an entity owned by the Chairman the rights to patents with a net book value of approximately $21,000. The patents had originally been obtained from the Chairman under the license agreement described above, and were transferred because the Company was unable to obtain FDA approval for products using the patents. The related entity has since obtained FDA approval and has entered into an exclusive agreement to have the Company distribute all products it manufactures. The agreement expires in June 2000. The Company did not purchase any product under the agreement through September 30, 1999.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Operating Leases - The Company conducts its operations from leased facilities and leases certain equipment. The terms of the facilities leases require the Company to pay all maintenance, utilities, property taxes and insurance. The Company has subleased a portion of its Englewood, Colorado office space to its chairman for $9,000 per month on a month-to-month basis. Rent expense has been recorded on a straight-line basis over the life of the lease. Following is a schedule of future minimum commitments under operating leases having an initial or remaining term of more than one year.


             Years Ending September 30,

                   2000                               $256,200
                   2001                                170,900
                   2002                                 23,200
                   2003                                   --
                                                      --------

                                                      $450,300
                                                      ========


     Total rent expense was $430,400 and $421,900, net of sublease rentals received, for the years ended September 30, 1999 and 1998, respectively.

     Employment Agreements - The Company has employment agreements with two individuals who are officers or directors of the Company or CADI. As of September 30, 1999, the agreements were effective for a period of three years with an annual aggregate compensation of $210,000.

     Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is currently involved in some incidental litigation which it believes will not have a material adverse effect on its financial condition or results of operations.


9. SUBSEQUENT EVENTS (UNAUDITED):
   ------------------------------

     In December 1999, the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (InfoCure) wherein InfoCure will acquire 100% of the outstanding common stock of the Company in exchange for shares of InfoCure.

     In October 1999, InfoCure lent the Company a total of $500,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. Unless further extended by InfoCure, this loan will come due March 28, 2000. As collateral for the loan, the Company pledged substantially all of its assets. As part of the Merger Agreement, InfoCure has agreed to lend the Company an additional $500,000 for working capital purposes by January 15, 2000 and amend the maturity date on the total of $1,000,000 in debt to the later of 120 days from any termination date by InfoCure, or July 31, 2000.