Form 10QSB
period 1999-12-31
MEDICAL DYNAMICS INC
filed 2000-02-17
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                                    YES X NO

The number of shares outstanding of each of the issuer's classes of common stock, as of February 11, 2000 were 13,184,126 shares, $.001 par value.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
                                       MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                12/31/99                  9/30/99
                                                                     -----------              -----------
CURRENT ASSETS:
  Cash and equivalents                                               $   260,300              $   180,000
  Trade receivables, less allowance for
   doubtful accounts of $67,300 and $67,300                              195,400                  254,400
  Inventories                                                             98,500                  189,200
  Prepaid expenses                                                         8,900                   21,100
                                                                     -----------              -----------
     Total Current Assets                                                563,100                  644,700
                                                                     -----------              -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
   accumulated amortization of $971,700
   and $856,200                                                        2,278,100                2,345,600
  Technical support contracts, net of
   accumulated amortization of $668,000
   and $593,800                                                          816,500                  890,700
                                                                     -----------              -----------
                  Total Software Development and Support               3,094,600                3,236,300
                                                                     -----------              -----------


PROPERTY AND EQUIPMENT:
  Demonstration equipment                                                438,200                  438,200
  Machinery and equipment                                                606,100                  606,100
  Furniture and fixtures                                                 235,600                  235,600
  Leasehold improvements                                                  54,500                   54,500
                                                                     -----------              -----------
                                                                       1,334,400                1,334,400
  Less accumulated depreciation and
   Amortization                                                         (942,900)                (913,300)
                                                                     -----------              -----------
     Property and Equipment, Net                                         391,500                  421,100
                                                                     -----------              -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $161,300 and $139,900                               1,114,800                1,136,200
  Non-compete agreement's net of accumulated
   Amortization of $159,200 and $151,700                                  40,000                   47,500
  Debt issuance costs, net of accumulated                                   --
   Amortization of $522,300 and $481,000                                  38,800                   80,100
  Patents and trademarks, net of accumulated
   Amortization of $795,400 and $785,900                                   3,200                   12,800
  Deposits and other                                                      24,400                   24,300
                                                                     -----------              -----------
     Total Other Assets                                                1,221,200                1,300,900
                                                                     -----------              -----------
TOTAL ASSETS                                                         $ 5,270,400              $ 5,603,000
                                                                     ===========              ===========



                                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      12/31/99                    9/30/99
                                                                  -------------                ------------

CURRENT LIABILITIES:
  Current maturities of notes payable &
   convertible debentures                                          $  1,166,400                $    943,700
  Accounts payable                                                      301,100                     622,000
  Accrued expenses                                                      545,200                     497,600
  Unearned revenue                                                      391,300                     368,500
                                                                   ------------                ------------
     Total Current Liabilities                                        2,404,000                   2,431,800
                                                                   ------------                ------------

NOTES PAYABLE, net                                                      197,600                     207,600
CONVERTIBLE DEBENTURES, net                                             187,600                     370,800


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                                  --                          --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   12,866,300 and 12,214,300 shares                                      12,900                      12,200
  Additional paid-in capital                                         28,107,800                  27,771,700
  Accumulated deficit                                               (25,639,500)                (25,191,100)
                                                                   ------------                ------------
     Total Stockholders' Equity                                       2,481,200                   2,592,800
                                                                   ------------                ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                               $  5,270,400                $  5,603,000
                                                                   ============                ============






                                   See Notes to Consolidated Financial Statements.


                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Quarter Ended
                                                           December 31
                                               --------------------------------
                                                   1999                1998
                                               ------------        ------------

NET SALES:
    Software & training                        $    530,100        $  1,158,200
    Equipment & Installation                        173,900           1,372,000
    Support services                                645,100             551,500
                                               ------------        ------------
                                                  1,349,100           3,081,700
                                               ------------        ------------

COST OF SALES:
    Software & training                             169,200             270,100
    Equipment & Installation                        250,700             888,100
    Support services                                188,300             260,400
                                               ------------        ------------
                                                    608,200           1,418,600
                                               ------------        ------------

GROSS PROFIT                                        740,900           1,663,100
                                               ------------        ------------

OPERATING EXPENSES:
  Selling & marketing                               199,900             945,100
  General & administrative                          877,400           1,599,900
  Stock based compensation                           24,400              22,500
  Research & development                               --                   600
                                               ------------        ------------
  Total operating expenses                        1,101,700           2,568,100
                                               ------------        ------------

OPERATING LOSS                                     (360,800)           (905,000)

OTHER INCOME (EXPENSE):
  Other income                                            0               4,100
  Interest income                                     2,500               3,100
  Interest expense                                  (90,100)           (101,900)
                                               ------------        ------------

NET LOSS                                       $   (448,400)       $   (999,700)
                                               ============        ============

Earnings per share                             $      (0.04)       $      (0.10)
                                               ============        ============

Weighted average number
Of shares outstanding                            11,047,800          10,220,900
                                               ============        ============


                 See Notes to Consolidated Financial Statements.





                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended December 31
                                                            ------------------------------
                                                                 1999         1998
                                                               ---------    ---------
Cash Flows From Operating Activities:
  Net Loss                                                     $(448,400)   $(999,700)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for compensation
   and other services
                                                                  24,400       22,500
Depreciation expense                                              29,600       47,000
Amortization of intangible assets                                228,200      240,500
Amortization of debt discount and issuance costs                  47,900       56,300
Conversion of accrued interest on
 debentures to common stock                                                    33,000
Changes in operating assets and
  Liabilities, net of effects
  Of acquisitions:
   Decrease (increase) in:
    Trade receivable                                              59,000      (12,800)
    Inventories                                                   90,700     (249,200)
    Prepaid expenses and other assets                             12,100        6,600
   Increase (decrease) in:
    Accounts payable                                            (320,900)     227,400
    Accrued expenses                                              47,600      391,200
    Deferred revenue                                              22,800       59,600
                                                               ---------    ---------
  Net cash used in operating activities                         (207,000)    (177,600)
                                                               ---------    ---------

Cash Flows From Investing Activities:
  Software development costs                                     (48,000)     (75,100)
  Purchase of property and equipment                                --        (61,000)
                                                               ---------    ---------
Net cash used in investing activities                            (48,400)    (136,100)
                                                               ---------    ---------






                                                                Three Months Ended December 31
                                                                ------------------------------
                                                                     1999             1998
                                                                  ----------       ---------
                MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Cash Flows From Financing Activities:
  Principal payments related to:
    Notes Payable                                                   (279,300)        (318,700)
    Capital lease obligations                                        (12,100)          (8,800)
  Proceeds from exercise of options to
    Purchase common stock                                            126,700           22,300
  Net proceeds from issuance of
    Convertible debenture                                               --            339,800
  Proceeds from notes payable                                        500,000          294,900
                                                                   ---------        ---------
Net cash provided by (used in) financing activities
                                                                     335,300          329,500
                                                                   ---------        ---------

Net Increase/(decrease) in Cash and Equivalents
                                                                      80,300           15,800
Cash and Equivalents, beginning of period                            180,000          553,100
                                                                   ---------        ---------
Cash and Equivalents, end of period                                $ 260,300        $ 568,900
                                                                   =========        =========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                                                $-0-        $  10,000
                                                                   =========        =========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
 Conversion of debentures to common stock,
    Net of discount                                                $ 185,700        $ 406,700
 Fair value of warrants issued for debt
    Discount                                                            --          $  40,000
 Debt issuance costs incurred for
    Convertible debenture                                               --          $  60,200

                                    See Notes to Consolidated Financial Statements

                                                         -6-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1999. The results of operations for the periods ended December 31, 1999 and December 31, 1998 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At December 31, 1999, MEDY had 3,352,071 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 4,017,071 at December 31, 1999.


NOTE 3.  INVENTORIES

     Inventories consist of the following at December 31, 1999 and September 30, 1999:

                                                December 31      September 30
                                                   1999              1999
                                                -----------      -----------

Raw materials and replacement parts               $ 186,700      $   186,700
Finished goods                                      215,800          247,500
Allowance for obsolescence                         (304,000)        (245,000)
                                                ============     ===========
                                                   $ 98,500      $   189,200
                                                ============     ===========

     At December 31, 1999 total inventories have decreased $ 90,700 due to sales of finished goods inventories and an increase in the allowance for obsolete inventory. Management continues its efforts to further reduce inventory through sales.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


     Costs for software support contracts, installation and training, are charged to expense when those costs are incurred.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General Discussion
------------------

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

     As discussed in Note 2 to the audited financial statements as of September 30, 1999, (see MEDY's form 10-KSB for the year ended September 30, 1999 and the accompanying audited financial statements) the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages and, as a result of significant negative cash flow during fiscal 1999 had, at December 31, 1999, a working capital deficit of $1,840,900. Unless the Company can obtain additional debt, raise additional equity, or complete the announced transaction with InfoCure Corporation as described below, this raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Item 6 of the September 30, 1999 Form 10-KSB, in Note 2 of the above noted audited financial statements and also in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX will exchange its shares for 100% of the outstanding common stock of Medical Dynamics. If the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive one share of INCX common stock for each .05672 shares of MEDY common stock held. This conversion ratio will be subject to certain adjustments to the extent the price of InfoCure common stock in the public market increases above $22.04 per share or decreases below $13.22 per share (On February 11, 2000, the price of InfoCure stock was $24.625 per share). INCX will assume all options, warrants and debentures of MEDY outstanding on the Closing Date, adjusted for the appropriate exchange rate. The transaction will require MEDY's shareholder approval at a meeting expected to be held in March, 2000. Shareholder approval will only be solicited pursuant to a proxy statement to be filed with the Securities and Exchange Commission, which will be incorporated into a registration statement on Form S-4 to be filed by INCX.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     Since October 28, 1999, INCX has lent the Company $500,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. As collateral for said loan, the Company pledged substantially all of its assets. As part of the Merger Agreement, Infocure agreed to lend MEDY an additional $500,000 for working capital purposes. The $500,000 additional loan was completed on January 25, 2000 and therefore the total of $1,000,000 plus accrued interest owed to InfoCure will be due and payable on the earlier of
(I) the date which is 120 days from the termination date of the Agreement by MEDY or (II) November 30, 2000.

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


Financial Condition. (December 31, 1999 as compared to September 30, 1999) During three months period ended December 31, 1999, MEDY's net working capital decreased approximately $53,800 and, consequently, at December 31, 1999 MEDY had a working capital deficit where its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) for the three months ended December 31, 1999 consist of:

                                    December 31      September 30       W/C
                                        1999            1999           Effect
                                    -----------     -----------     -----------
Cash & Equivalents                  $   260,300     $   180,000     $    80,300
Trade Receivables                       195,400         254,400         (59,000)
Inventories                              98,500         189,200         (90,700)
Pre-paid Expenses                         8,900          21,100         (12,200)
                                    -----------     -----------     -----------
  Total Current Assets                  563,100         644,700     $   (81,600)
Current maturities of notes
     payable                          1,166,400         943,700        (222,700)
Accounts payable                        301,100         622,000         320,900
Accrued expenses                        545,200         497,600         (47,600)
Deferred Revenue                        391,300         368,500         (22,800)
                                    -----------     -----------     -----------
  Current liabilities:                2,404,000       2,431,800          27,800
                                    -----------     -----------     -----------
Working capital                     $(1,840,900)    $(1,787,100)    $   (53,800)
                                    ===========     ===========     ===========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     Cash Used In Operating Activities. Cash used in operating activities for the three months ended December 31, 1999 and 1998 were $207,000 and $177,600, respectively, for an increase of $29,400 or 16.6%. This increase in cash used in operations was due in large part to a decrease in accounts payable and accrued expenses for three months ended December 31, 1999 over the same period last year.

     The Company's net loss amounted to $448,400 for three months ended December 30, 1999 which includes $282,200 of non-cash charges for depreciation, amortization and stock compensation expense.

     Cash Used In Investing Activities. For three months ended December 31, 1999, the Company used cash in investing activities of $48,000 solely for software development costs. For the comparable period of the preceding year the Company utilized $136,100 of cash in investing activities, primarily for the purchase of property and equipment and software development costs.

     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities, were $500,000 from borrowings from InfoCure and $126,700 from the exercise of employee stock options. Uses of cash for financing activities included $279,300 for principal payments on debt obligations.

     The following schedule outlines convertible debenture activity:

                          Balance                                                                        Balance
Debenture:                9/30/99         Additions           Conversions           Amortized            12/30/99
                         ---------       -----------          -----------           ---------            ---------
July 98                   300,000             --               (200,000)                 --                100,000
November 98               400,000             --                   --                    --                400,000
                        ---------             --              ---------             ---------            ---------
 Total                    700,000             --               (200,000)                 --                500,000
                        ---------           ------            ---------             ---------            ---------

Discount:
July 98                   (21,500)            --                 14,300                   500               (6,700)
November 98               (32,700)            --                   --                   2,000              (30,700)
                        ---------             --              ---------             ---------            ---------
 Total                    (54,200)            --                 14,300                 2,500              (37,400)
                        ---------          -------            ---------             ---------            ---------

Net:                    $ 645,800             --              $(185,700)            $   2,500            $ 462,600
                        =========          =======            =========             =========            =========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. However, MEDY anticipates that the costs associated with finalizing and completing the announced InfoCure transaction will result in a significant increase in its general and administrative expenses during the next two fiscal quarters.

     Although the decreases in lower margin revenues and the expenses associated with those revenues have had a positive effect on net operating losses during the current quarter, MEDY expects to continue to experience negative cash flow from operations during the first six months of fiscal 2000 and possibly beyond. During the first quarter of fiscal 2000, cash flow deficits were funded by employee stock option exercises and by the loans from InfoCure. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to achieve and maintain positive operating cash flow during fiscal 2000, MEDY may continue to face significant working capital shortages during the fiscal year 2000. There can be no assurance that MEDY will be able to solve its working capital shortage or that it will be able to finance working capital shortages in the future.

     Management of the Company does not believe that its existing capital resources are sufficient for the balance of the 2000 fiscal year if it doesn't begin to generate positive operating cash flow. The Company's plan in this regard is to complete the merger transaction described with InfoCure Corporation to alleviate the ongoing need for additional capital. The Company will also seek to continue its efforts in cost cutting and gross margin improvement to improve cash flow from operations as described below. If the Company is unable to complete the announced transaction with InfoCure or generate significant additional cash flow, the Company's financial condition and working capital deficit are likely to deteriorate significantly because of the costs associated with attempting to complete the InfoCure transaction as well as normal business expenses.

     There are 3,352,071 vested common stock options and warrants outstanding as of December 31, 1999, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $.875 and $5.00 per share and at February 11, 2000 the price of MEDY's common stock was approximately $1.0938. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to fund operating losses until such time as positive cash flow can be achieved, although no assurances of that fact can be given.

     Results of Operations. The Company is continuing its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

flow. No assurance can be given as to the success of such measures or whether they can be accomplished in a time frame that would allow the Company to remain an ongoing entity. Beginning in the third quarter of fiscal 1999, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow and eventual profitability in the future. In April of 1999, the Company ceased the manufacture of its intra oral camera products at its Englewood, Colorado facility resulting in the termination of ten employees and a $200,000 write down of impaired inventory. The Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

     In June and July of 1999 the Company ceased the majority of its operations in its Marietta, Georgia facility where order fulfillment and installation was coordinated for Dental Equipment Sales. The Company was able to eliminate seven employees at the Marietta facility and additional employees throughout the country involved in the installation and service of Dental Equipment including computer hardware. These operations were consolidated into the Company's Los Angeles operation utilizing significantly less personnel and the Company has downsized the Dental Equipment portion of its revenues and related operating expenses during the current quarter.

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

     Revenue. Software and training sales for the three month period ended December 31, 1999 and 1998 were $530,100 and $1,158,200, respectively, for a decrease of $628,100 or 54.3%. Equipment and installation sales also decreased for the three months ended December 31, 1999 and 1998. Equipment and installation sales were $173,900 and $1,372,000, respectively, for a decrease of $1,198,100 or 87.4%

     Decreased sales for both software/training and equipment/installation sales are attributable to the elimination of a portion of the Company's direct sales force and replacing them with a network of Value Added Resellers (VAR). This action has had the temporary effect of decreasing sales, but at the same time eliminating significant selling and overhead expenses. Decreased sales in these

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

categories is also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

     Software support services sales for the three months ended December 31, 1999 and 1998 were $645,100 and $551,500, respectively, for an increase of $93,600 or 17.0%. Increased support services sales can be attributed to the increased installed base of software users utilizing support services over the same period last year.

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

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


                                             Three Months Ended                    Three Months Ended
                                     ---------------------------------        ------------------------------
                                     December 30,          Percent of         December 30,       Percent of
                                       1999                   Sales              1998               Sales
                                     -----------           -----------        ------------      ------------
Software and training:
Sales                                $   530,100              100.0%          $ 1,158,200             100.0%
Cost of sales                            169,200               31.9%              270,100              23.6%
                                     -----------            -------           -----------           -------
  Gross margin                       $   360,900               68.1%          $   888,100              76.7%
                                     ===========            =======           ===========           =======

Equipment & installation:
Sales                                $   173,900              100.0%          $ 1,372,000             100.0%
Cost of sales                            250,700             (144.2)%             888,100              64.7%
                                     -----------            -------           -----------           -------
  Gross margin                       $   (76,800)             (44.2)%         $   483,900              35.3%
                                     ===========            =======           ===========           =======

Support services:
Sales                                $   645,100              100.0%          $   551,500             100.0%
Cost of sales                            188,300               29.2%              260,400              47.2%
                                     -----------            -------           -----------           -------
  Gross margin                       $   456,800               70.8%          $   291,100              52.8%
                                     ===========            =======           ===========           =======


Total Sales                          $ 1,349,100              100.0%          $ 3,081,700             100.0%
Total Cost of Sales                      608,200               45.1%            1,418,600              46.0%
                                     -----------            -------           -----------           -------
Total Gross Margin                   $   740,900               54.9%          $ 1,663,100              54.0%
                                     ===========            =======           ===========           =======

     Cost of Sales. Cost of sales of software and training for the three months ended December 31, 1999 and 1998 as a percent of software and training revenue were 31.9% and 23.6%, respectively. Although the cost of sales percentage increased this period over the same period last year, actual cost of sales expenditures decreased. For the three months ended December 31, 1999 and 1998 cost of sale expenditures were $169,200 and $270,100 respectively or a decrease of $100,900. The decrease in the gross margin percentage this period over the same period last year is attributable to decreased sales. Sales decreased in greater proportion than the decrease in cost of sales expenditures.

     Cost of sales for equipment and installation for the three months ended December 31, 1999 and 1998 as a percent of equipment and installation revenue were (144.2%) and 64.7%, resulting in gross margin percentages of (44.2%) and 35.3%, respectively. The decrease in the gross margin percentage is due to liquidation sales of inventory at lower than list prices and increasing reserves for obsolete inventory. At December 31, 1999 remaining net inventory was valued at $98,600.

     Cost of sales for software support services for the three months ended December 31, 1999 and 1998 as a percent of support services revenue were 29.2% and 47.2%, resulting in gross margin percentages of 70.8% and 52.8%, respectively. The increase in the gross margin percentage is attributable to higher sales combined with lower cost of sale expenditures due to cost cutting measures.

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Selling & Marketing Expenses. Selling and marketing expenses as a percentage of net sales for the three month period ended December 31, 1999 and 1998 were 14.7% and 30.7%, respectively or a decrease of $745,200. The decrease in selling and marketing expenditures is due to a reduction in sales personnel, the closure of sales offices and reduced advertising expenditures.

     General and Administrative Expenses (G & A). G & A expenses for as a percentage of net sales the three month period ended December 31, 1999 and 1998 were 65.1% and 52.0%, respectively. Although the percentage of G & A expenses relative to sales increased this period over the same period last year, actual G & A expenditures decreased. For the three months ended December 31, 1999 and 1998 G & A expenses were $877,400 and $1,599,900 or a decrease of $722,500.
Decreased costs are the result of the implementation of management's cost cutting measures. Additional expense reductions have been implemented subsequent to December 31, 1999 in proportion to decreased sales. General and Administrative expenses will remain high, however, as the Company uses management time and professional services necessary to complete the proposed transaction with InfoCure.

     Research and Development Costs (R & D). For the three months ended December 31, 1999 and 1998, R & D expenses were $0 and $600, respectively. The Company's policy is to fund R & D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R & D costs. After technological feasibility of products is established, software development costs are capitalized then amortized to cost of sales. For the three months ended December 31, 1999 and 1998 software development costs capitalized were $48,000 and $60,000, respectively.

     Interest Income and Expense. Interest income is a function of current cash invested for the period. Interest income for the three months ended December 31, 1999 and 1998 was $2,500 and $3,100, respectively.

     Interest expense for the three months ended December 31,1999 and 1999 were $90,100 and $101,900, respectively. Decreased interest expense is due to decreased debt. Interest expense includes non-cash charges for amortization of debt discounts and debt issue costs.

                       PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

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


Item 2.    Changes in Securities and Use of Proceeds.

     On March 18, 1999, Resonance Ltd., an unaffiliated company located in the Isle of Man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY subsequently obtained effectiveness of a registration statement related to those shares and additional shares of common stock underlying warrants issued to Resonance. In addition, MEDY agreed to issue "additional shares" to Resonance at various "determination dates." The determination dates are two, four, and six months after the registration statement for the shares issued to Resonance becomes effective. The number of additional shares to be issued to Resonance are intended to compensate Resonance for one-third of the decrease (if any) in market price of MEDY common stock during the period following the original purchase. MEDY is obligated to issue no more than 2,060,033 shares and warrants pursuant to this obligation (the "Future Priced Securities Cap"). On the third "determination date", November 5, 1999, MEDY issued Resonance, Ltd. 77,866 additional shares. No underwriter was involved in this transaction; no compensation was paid, and the Company received no proceeds from this transaction.


Convertible Securities Issued To Tail Wind
------------------------------------------
On December 31, 1999 there were $500,000 in Convertible Debentures outstanding. In each case, the debentures contain a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. Terms of the three series of debentures purchased by Tail Wind during 1997 and 1998 are as follows:


The Tail Wind Fund, LTD. #2.
----------------------------
$1,100,000, 8% Convertible Debentures issued pursuant to Regulation D, due July 31, 2002. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option. Interest is payable in cash or MEDY common stock at Company's option on each 5th day of January and July during the term. The Debenture is convertible into MEDY common stock, and as of October 11, 1999 (the last conversion date after fiscal year end) $1,000,000 has been converted into 1,328,451 shares. In addition, MEDY has issued 83,692 shares of common stock in lieu of interest.

The Tail Wind Fund, LTD. #3.
----------------------------
$400,000, 8% Convertible Debentures issued pursuant to Regulation D, due November 16, 2003. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option.

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

     On January 6, 2000, Tail Wind notified MEDY that it wanted to convert the current balance of $500,000 of debentures plus approximately $40,000 of accrued interest. At the current "Market Price" of $.6375 per share, the resulting issuance of additional common stock would have been in the amount of 847,059 shares. Due to the 1,880,000 "Future Priced Securities" limitation, the Company was only able to issue the difference between the 1,880,000 shares and the 1,412,143 shares already issued for conversion of principal and interest, plus the 150,000 shares reserved for issuance under the Warrants; resulting in 317,857 shares being issued. At the current "Market Price", Tail Wind was only able to convert $202,634, leaving the balance of $297,366 required to be repaid at the 15% premium, plus interest, within six months of the notification by Tail Wind or July 6, 2000. The Company has carried this amount ($275,000 on a discounted basis) as a current liability on its Consolidated Balance Sheets for both its fiscal year ended September 30, 1999 and for the quarter ended December 31, 1999.

     Both Resonance and Tail Wind are domiciled outside the United States and have represented to MEDY that each is an accredited investor. All securities issued to either Resonance or Tail Wind have been issued pursuant to Regulation D or S under the Securities Act of 1933.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits:

                  27.       Financial data schedule.

          (b)      Reports on Form 8-K:

     The Company's Current Report on Form 8-K reporting events of:

                  November 2, 1999 describing a Letter of Intent with InfoCure Corporation detailing its desire to obtain 60% ownership in MEDY in exchange for Cash and Assets.

                  December 23, 1999 describing a Definitive Merger Agreement with InfoCure Corporation wherein InfoCure will exchange their common stock to obtain 100% ownership of MEDY.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 15, 2000                      /s/ Van A. Horsley
                                             -----------------------------------
                                             Van A. Horsley, President,
                                             Principal Executive Officer,
                                             and Principal Financial Officer