Form 10QSB
period 2000-03-31
MEDICAL DYNAMICS INC
filed 2000-05-12
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                  YES  X    NO

The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2000 were 13,247,026 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
                          MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                           UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                         3/31/00                    9/30/99
                                                             -----------                -----------
CURRENT ASSETS:
  Cash and equivalents                                       $   351,800                $   180,000
  Trade receivables, less allowance for
    doubtful accounts of $71,000
    and $67,300                                                   46,500                    254,400
  Inventories                                                     45,700                    189,200
  Prepaid expenses                                                 1,200                     21,100
                                                             -----------                -----------

     Total Current Assets                                        445,200                    644,700
                                                             -----------                -----------

SOFTWARE DEVELOPMENT AND SUPPORT:

  Software development costs, net of
    accumulated amortization of
    $1,088,300 and $856,2000                                   2,181,700                  2,345,600

  Technical support contracts, net of
    accumulated amortization of
    $742,000 and $593,800                                        742,300                    890,700
                                                             -----------                -----------

      Total Software Development and Support                   2,924,000                  3,236,300
                                                             -----------                -----------

PROPERTY AND EQUIPMENT:
  Demonstration equipment                                        438,200                    438,200
  Machinery and equipment                                        603,800                    606,100
  Furniture and fixtures                                         235,600                    235,600
  Leasehold improvements                                          54,500                     54,500

                                                               1,332,100                  1,334,400
                                                             -----------                -----------

  Less accumulated depreciation and
   Amortization                                                 (972,900)                  (913,300)
                                                             -----------                -----------
     Property and Equipment, Net                                 359,200                    421,100
                                                             -----------                -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $182,700 and $139,900                       1,093,400                  1,136,200
  Non-compete agreement's net of accumulated
   Amortization of $166,700 and $151,700                          32,500                     47,500
  Debt issuance costs, net of accumulated                           --
   Amortization of $538,300 and $481,000                          22,800                     80,100
  Patents and trademarks, net of accumulated
   Amortization of $795,500 and $785,900                           3,200                     12,800
  Deposits and other                                              24,300                     24,300
                                                             -----------                -----------
     Total Other Assets                                        1,176,200                  1,300,900
                                                             -----------                -----------

TOTAL ASSETS                                                 $ 4,904,600                $ 5,603,000
                                                             ===========                ===========

                                                       -2-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued


LIABILITIES AND STOCKHOLDERS' EQUITY                  3/31/00        9/30/99
                                                   ------------    ------------
CURRENT LIABILITIES:
  Current maturities of notes payable &
    convertible debentures                         $  1,670,500    $    943,700
  Accounts payable                                      157,100         622,000
  Accrued expenses                                      444,800         497,600
  Unearned revenue                                      363,500         368,500
                                                   ------------    ------------
     Total Current Liabilities                        2,635,900       2,431,800
                                                   ------------    ------------

NOTES PAYABLE, net                                      166,500         207,600
CONVERTIBLE DEBENTURES, net                                --           370,800

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   13,247,000 and 12,214,300 shares                      13,200          12,200
  Additional paid-in capital                         28,353,100      27,771,700
  Accumulated deficit                               (26,264,100)    (25,191,100)
                                                   ------------    ------------

     Total Stockholders' Equity                       2,102,200       2,592,800
                                                   ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $  4,904,600    $  5,603,000
                                                   ============    ============


                 See Notes to Consolidated Financial Statements.

                                      MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Quarter Ended                                 Six Months
                                                           March 31                                    March 31
                                             ---------------------------------         ---------------------------------
                                                 2000                 1999                 2000                 1999
                                             ------------         ------------         ------------         ------------
NET SALES:
    Software & training                      $    187,800         $  1,176,700         $    717,900         $  2,334,900
    Equipment & Installation                       44,900            1,401,200              218,800            2,773,200
    Support services                              660,700              604,900            1,305,800            1,156,400
                                             ---------------------------------------------------------------------------
                                                  893,400            3,182,800            2,242,500            6,264,500
                                             ---------------------------------------------------------------------------

COST OF SALES:
    Software & training                           178,000              300,600              347,100              570,700
    Equipment & Installation                      105,200            1,042,700              356,000            1,930,800
    Support services                              161,600              272,100              350,000              532,500
                                             ---------------------------------------------------------------------------
                                                  444,800            1,615,400            1,053,100            3,034,000
                                             ---------------------------------------------------------------------------
GROSS PROFIT                                      448,600            1,567,400            1,189,400            3,230,500
                                             ---------------------------------------------------------------------------
OPERATING EXPENSES:
  Selling & marketing                             165,900              839,700              365,700            1,784,800
  General & administrative                        823,300            1,805,700            1,700,700            3,405,600
  Stock based compensation                                               5,000               24,400               27,500

  Research & development                                                 2,100                 --                  2,700
                                             ---------------------------------------------------------------------------
  Total operating expenses                        989,200            2,652,500            2,090,800            5,220,600
                                             ---------------------------------------------------------------------------
OPERATING LOSS                                   (540,600)          (1,085,100)            (901,400)          (1,990,100)

OTHER INCOME (EXPENSE):
  Other income                                      3,800               20,800                3,800               25,200
  Interest income                                   4,400                3,300                7,000                6,400
  Interest expense                                (92,300)            (241,500)            (182,400)            (343,400)
                                             ---------------------------------------------------------------------------
NET LOSS                                     $   (624,700)        $ (1,302,500)        $ (1,073,000)        $ (2,301,900)
                                             ===========================================================================
Earnings per share                           $      (0.05)        $      (0.13)        $      (0.09)        $      (0.22)
                                             ===========================================================================

Weighted average number
Of shares outstanding                          12,225,900           10,314,300           12,225,900           10,314,300
                                             ===========================================================================


                                       See Notes to Consolidated Financial Statements.

                                                          -4-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended March 31
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Cash Flows From Operating Activities:
  Net Loss                                           $(1,073,000)   $(2,301,900)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for compensation
   and other services                                     24,400         27,500
Depreciation expense                                      59,600         77,300
Amortization of intangible assets                        447,900        469,100
Amortization of debt discount and issuance costs          69,800        227,200
Conversion of accrued interest on
 debentures to common stock                                 --           33,000
Provision for obsolete & slow moving inventories          88,400        200,000
Changes in operating assets and
  Liabilities, net of effect
  Of acquisitions:
   Decrease (increase) in:
    Trade receivable                                     207,900         88,200
    Inventories                                           55,100       (325,400)
    Prepaid expenses and other assets                     19,900         (9,700)
    Deposits and other                                     2,300         22,200
   Increase (decrease) in:
    Accounts payable                                    (464,900)       393,700
    Accrued expenses                                     (52,800)       352,800
    Unearned revenue                                      (5,000)        37,100
                                                     -----------    -----------
  Net cash used in operating activities                 (620,400)      (708,900)
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Software development costs                             (68,200)      (145,100)
  Purchase of property and equipment                        --          (77,200)
                                                     -----------    -----------
Net cash used in investing activities                    (68,200)      (222,300)
                                                     -----------    -----------

                                                      Six Months Ended March 31
                                                      -------------------------
                                                         2000           1999
                                                      ----------      ---------
       MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS,
                        CONTINUED

Cash Flows From Financing Activities:
  Proceeds from borrowings                             1,000,000        671,800
  Principal payments related to:
    Notes Payable                                       (298,700)      (426,800)
    Capital lease obligations                            (25,200)       (18,400)
  Debt Issuance costs                                                   (53,300)
  Proceeds from exercise of options of
    common stock                                         184,300         89,100
  Net proceeds from issuance of
    Convertible debenture                                   --          767,100
                                                     -----------    -----------
Net cash provided by (used in)
 financing activities                                    860,400      1,029,500
                                                     -----------    -----------

Net Increase/(decrease) in Cash and Equivalents          171,800         98,300
Cash and Equivalents, beginning of period                180,000        553,100
                                                     -----------    -----------

Cash and Equivalents, end of period                  $   351,800    $   651,400
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow
   Information:
   Cash paid for interest                            $    24,500    $    36,500
                                                     ===========    ===========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
  Conversion of debentures to common stock,
    Net of discount                                  $   373,700    $   640,000
  Fair value of inducement related to
    amendment to convertible debentures                     --      $   259,400
  Increase(decrease)in payables for capital
    expenditures                                            --      $   (17,300)

 Debt issuance costs incurred for
    Convertible debenture                                   --      $    40,000


                 See Notes to Consolidated Financial Statements.
                                      -6-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1999. The results of operations for the periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2. EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At March 31, 2000, MEDY had 3,295,071 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 4,040,071 at March 31, 2000.

NOTE 3.  INVENTORIES

     Inventories consist of the following at March 31, 2000 and September 30, 1999:


                                              March 31             September 30
                                                2000                   1999
                                             ----------------------------------

Raw materials and replacement parts          $ 186,700             $   186,700
Finished goods                                 192,400                 247,500
Allowance for obsolescence                    (333,400)               (245,000)
                                             ---------------------------------
                                              $ 45,700               $ 189,200
                                             =================================

     At March 31, 2000 total inventories have decreased $ 143,500 due to sales of finished goods inventories and an increase in the allowance for obsolete inventory. Net inventories have been reduced to liquidation values.

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As discussed in Note 2 to the audited financial statements as of September 30, 1999, (see MEDY's form 10-KSB for the year ended September 30, 1999 and the accompanying audited financial statements) the Company has suffered recurring losses and negative cash flows from operations which generated a working capital deficit of $1,840,900 at September 30, 1999 (and a working capital deficit of $2,190,700 at March 31, 2000). Unless the Company can obtain additional debt, raise additional equity, or complete the announced transaction with InfoCure Corporation as described below, this raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Item 6 of the September 30, 1999 Form 10-KSB, in Note 2 of the above noted audited financial statements and also in the

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX will exchange its shares for 100% of the outstanding common stock of Medical Dynamics. If the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive one share of INCX common stock for each .05672 shares of MEDY common stock held. This conversion ratio will be subject to certain adjustments to the extent the price of InfoCure common stock in the public market increases above $22.04 per share or decreases below $13.22 per share (On April 24, 2000, the price of InfoCure stock was $8.56 per share). INCX will assume all options, warrants and debentures of MEDY outstanding on the Closing Date, adjusted for the appropriate exchange rate. The transaction will require MEDY's shareholder approval at a meeting which we currently expect to hold on June 20, 2000. Shareholder approval will only be solicited pursuant to a proxy statement which is a part of a registration statement on Form S-4 which was filed by INCX with the Securities and Exchange Commission on April 14, 2000.

     Since October 28, 1999, INCX has lent the Company $1,300,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. Only $1,000,000 of the loan was outstanding as of the March 31, 2000 Balance Sheet reflected in this report. As collateral for said loan, the Company pledged substantially all of its assets. The $1,300,000 loan plus accrued interest owed to InfoCure will be due and payable on the earlier of (I) the date which is 120 days from the termination date of the Agreement by MEDY or
(II) January 31, 2001.

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


Financial Condition. (March 31, 2000 as compared to September 30, 1999) During the six month period ended March 31, 2000, MEDY's net working capital decreased $403,600 and, consequently, at March 31, 2000 MEDY had a working capital deficit of $2,190,700 where its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) for the six months ended March 31, 2000 consist of:

                                       March 31     September 30        W/C
                                         2000           1999           Effect
                                     ------------------------------------------
Cash & Equivalents                      351,800     $   180,000     $   171,800
Trade Receivables                        46,500         254,400        (207,900)
Inventories                              45,700         189,200        (143,500)
Pre-paid Expenses                         1,200          21,100         (19,900)
                                     ------------------------------------------
  Total Current Assets                  445,200         644,700        (199,500)

Current maturities of notes
     payable                          1,670,500         943,700        (726,800)
Accounts payable                        157,100         622,000         464,900
Accrued expenses                        444,800         497,600          52,800
Deferred Revenue                        363,500         368,500           5,000
                                    -------------------------------------------
  Current liabilities:                2,635,900       2,431,800        (204,100)
                                    -------------------------------------------
Working capital                     $(2,190,700)    $(1,787,100)    $  (403,600)
                                    ===========================================

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Cash Used In Operating Activities. For the six month periods ended March 31, 2000 and 1999 cash used in operating activities were $620,400 and 708,900, respectively, for a decrease of $88,500 or 12.5%. The decrease is primarily due to decreased operating losses this period over the same period last year. The Company's net loss amounted to $1,073,000 and $2,301,900 for six month periods ended March 31, 2000 and 1999, respectively, which includes $531,900 and $573,900 of non-cash charges for depreciation, amortization and stock compensation expense.

     Cash Used In Investing Activities. For the six month periods ended March 31, 2000 and 1999 cash used in investing activities were $68,200 and $222,300, respectively, for a decrease of $154,100 or 69.3% The decrease is due to reduced software development costs and reduced purchases of property and equipment.

     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities, was cash generated from financing activities by borrowings of $1,000,000 from InfoCure and $184,400 from the exercise of employee stock options. Uses of cash for financing activities included $298,700 for principal payments on debt obligations.

The following schedule outlines convertible debenture activity:


                                Balance                                                                      Balance
                                9/30/99            Additions           Conversions      Amortization         3/31/00
                                -------            ---------           -----------      ------------         -------

July 98                         300,000                  -              (300,000)               -                  -
November 98                     400,000                  -              (102,600)               -            297,400
                               -------------------------------------------------------------------------------------
 Total                          700,000                  -              (402,600)               -            297,400
                               -------------------------------------------------------------------------------------
Discount:
July 98                         (21,500)                 -                21,000              500                 -
November 98                     (32,700)                 -                 7,900            3,500           (21,300)
                               ------------------------------------------------------------------------------------
 Total                          (54,200)                 -                28,900            4,000           (21,300)
                               ------------------------------------------------------------------------------------
Net:                           $645,800                  -             $(373,700)          $4,000          $276,100
                               ====================================================================================

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

     Although the decreases in lower margin revenues and the expenses associated with those revenues have had a positive effect on net operating losses during the current quarter, MEDY expects to continue to experience negative cash flow from operations during the second six months of fiscal 2000 and possibly beyond. During the first quarter of fiscal 2000, cash flow deficits were funded by employee stock option exercises and by the loans from InfoCure. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to achieve and maintain positive operating cash flow during fiscal 2000, MEDY may continue to face significant working capital shortages during the fiscal year 2000. There can be no assurance that MEDY will be able to solve its working capital shortage or that it will be able to finance working capital shortages in the future.

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

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

     There are 3,295,071 vested common stock options and warrants outstanding as of March 31, 2000, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $.875 and $5.00 per share and at April 24, 2000 the price of MEDY's common stock was approximately $0.66. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to fund operating losses until such time as positive cash flow can be achieved, although no assurances of that fact can be given.

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

     As a result of these and a number of other actions MEDY has taken during the current and past fiscal year, MEDY has been able to reduce its net losses for the six month period ended March 31, 2000 to $(1,073,000) as compared to a net loss of $(2,301,900) for the six months ended March 31, 1999.

     Revenue. Software and training sales for the six month periods ended March 31, 2000 and 1999 were $717,900 and $2,334,900, respectively, for a decrease of $1,617,000 or 69.3%. Software and training sales for the three month periods ended March 31, 2000 and 1999 were $187,800 and $1,176,700, respectively, for a decrease of $988,900 or 84.0%.

     Equipment and installation sales for the six month periods ended March 31, 2000 and 1999 were $218,800 and $2,773,200, respectively, for a decrease of $2,554,400 or 92.1%. Equipment and installation sales for the three month periods ended March 31, 2000 and 1999 were $44,900 and $1,401,200, respectively, for a decrease of $1,356,300 or 96.8%.

     Decreased sales for both software/training and equipment/installation sales are attributable to the elimination of a portion of the Company's direct sales force and replacing them with a network of Value Added Resellers (VAR). This action has had the effect of decreasing sales, but at the same time eliminating significant selling and overhead expenses. Decreased sales in these categories is also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

     Software support services sales for the six month periods ended March 31, 2000 and 1999 were $1,305,800 and $1,156,400, respectively, for an increase of $149,400 or 12.9%. Software support services sales for the three month periods ended March 31, 2000 and 1999 were $660,700 and $604,900, respectively, for an increase of $55,800 or 9.2%.

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

                                       Six Months Ended                         Six Months Ended
                               -----------------------------------------------------------------------
                                March 31,            Percent of           March 31,         Percent of
                                   2000                 Sales              1999                Sales
                               ------------------------------------------------------------------------
Software and training:
Sales                          $   717,900              100.0%          $ 2,334,900             100.0%
Cost of sales                      347,100               48.4%              570,700              24.4%
                               -----------            -------           -----------           -------
  Gross margin                 $   370,800               51.6%          $ 1,764,200              75.6%
                               ===========            =======           ===========           =======

Equipment & installation:
Sales                          $   218,800              100.0%          $ 2,773,200             100.0%
Cost of sales                      356,000              162.7%            1,930,800              69.6%
                               -----------            -------           -----------           -------
  Gross margin                 $  (137,200)             (62.7)%         $   842,400              30.4%
                               ===========            =======           ===========           =======

Support services:
Sales                          $ 1,305,800              100.0%          $ 1,156,400             100.0%
Cost of sales                      350,000               26.8%              532,500              46.0%
                               -----------            -------           -----------           -------
  Gross margin                 $   955,800               73.2%          $   623,900              54.0%
                               ===========            =======           ===========           =======

Total Sales                    $ 2,242,500              100.0%          $ 6,264,500             100.0%
Total Cost of Sales              1,053,100               47.0%            3,034,000              48.4%
                               -----------            -------           -----------           -------
Total Gross Margin               1,189,400               53.0%          $ 3,230,500              51.6%
                               ===========            =======           ===========           =======


                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

                                           Three Months Ended                        Three Months Ended
                                   -------------------------------------------------------------------------
                                    March 31,             Percent of          March 31,           Percent of
                                       2000                 Sales               1999                 Sale
                                   -------------------------------------------------------------------------
Software and training:
Sales                              $  187,800               100.0%           $1,176,700              100.0%
Cost of sales                         178,000                94.7%              300,600               25.5%
                                   ----------             -------            ----------            -------
  Gross margin                     $    9,800                 5.3%           $  876,100               74.5%
                                   ==========             =======            ==========            =======

Equipment & installation:
Sales                              $   44,900               100.0%           $1,401,200              100.0%
Cost of sales                         105,200               234.3%            1,042,700               74.4%
                                   ----------             -------              ----------          -------
  Gross margin                     $  (60,300)             (134.3)%          $  358,500               25.6%
                                   ==========             =======            ==========            =======

Support services:
Sales                              $  660,700               100.0%           $  604,900              100.0%
Cost of sales                         161,600                23.9%              272,100               45.0%
                                   ----------             -------            ----------            -------
  Gross margin                     $  499,100                76.1%           $  332,800               55.0%
                                   ==========             =======            ==========            =======

Total Sales                        $  893,400               100.0%           $3,182,800              100.0%
Total Cost of Sales                   444,800                49.1%            1,615,400               50.8%
                                   ----------             -------            ----------            -------
Total Gross Margin                 $  448,600                50.9%           $1,567,400               49.2%
                                   ==========             =======            ==========            =======


     Cost of Sales. Cost of sales of software and training for the six month periods ended March 31, 2000 and 1999 as a percent of software and training revenue were 48.4% and 24.4%, respectively. Cost of sales of software and training for the three month periods ended March 31, 2000 and 1999 as a percent of software and training revenue were 94.7% and 25.5%, respectively.

     Although the cost of sales percentage increased over the same periods last year, actual cost of sales expenditures decreased over these periods. For the six months ended March 31, 2000 and 1999, respectively, cost of sale

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

expenditures were $347,100 and $570,700 respectively or a decrease of $223,600. For the three month periods ended March 31, 2000 and 1999 cost of sale expenditures were $178,000 and $300,600, respectively, or a decrease of $122,600. The decrease in the gross margin percentage this period over the same period last year is attributable to decreased sales. Sales decreased in greater proportion than the decrease in cost of sales expenditures.

     Cost of sales of equipment and installation for the six month periods ended March 31, 2000 and 1999 as a percent of equipment and installation revenue were 162.7% and 69.6%, respectively. Cost of sales of equipment and installation for the three month periods ended March 31, 2000 and 1999 as a percent of equipment and installation revenue were 234.3% and 74.4%, respectively. The decrease in the gross margin percentages are due to liquidation sales of inventory at lower than list prices and increasing reserves for obsolete inventory. At March 31, 2000 net inventory was reduced to a liquidation value of $45,700.

     Cost of sales for software support services for the six month periods ended March 31, 2000 and 1999 as a percent of equipment and installation revenue were 26.8% and 46.0%, respectively. Cost of sales for software support service for the three month periods ended March 31, 2000 and 1999 as a percent of equipment and installation revenue were 23.9% and 45.0%, respectively. The increase in the gross margin percentage is attributable to higher sales combined with lower cost of sale expenditures due to cost cutting measures.


     Selling & Marketing Expenses. Selling and marketing expenses as a percentage of net sales for the six month periods ended March 31, 2000 and 1999 were 16.3% and 28.4%, respectively or a decrease of $1,419,100. Selling and marketing expenses as a percentage of net sales for the three month periods ended March 31, 2000 and 1999 were 18.6% and 26.4%, respectively or a decrease of $673,800.

The decrease in selling and marketing expenditures is due to a reduction in sales personnel, the closure of sales offices and reduced advertising expenditures.

     General and Administrative Expenses (G & A). G & A expenses for as a percentage of net sales the six month periods ended March 31, 2000 and 1999 were

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)

75.8% and 54.4%, respectively. G & A expenses for as a percentage of net sales the three month periods ended March 31, 2000 and 1999 were 92.1% and 56.7%, respectively. Although the percentage of G & A expenses relative to sales increased over the same periods last year, actual G & A expenditures decreased. For the six month periods ended March 31, 2000 and 1999 G & A expenses were $1,700,700 and $3,505,600, respectively or a decrease of $1,704,900 or 50.1%.
For the three month periods ended March 31, 2000 and 1999 G & A expenses were $823,300 and $1,805,700, respectively or a decrease of $982,400 or 54.4%.
Decreased costs are the result of the implementation of management's cost cutting measures. Additional expense reductions have been implemented subsequent to March 31, 2000 in proportion to decreased sales. General and Administrative expenses will remain high, however, as the Company uses management time and professional services necessary to complete the proposed transaction with InfoCure.

     Research and Development Costs (R & D). For the six month periods ended March 31, 2000 and 1999, R & D expenses were $2,100 and $2,700, respectively. For the three month periods ended March 31, 2000 and 1999, R & D expenses were $0 and $2,100, respectively.

     The Company's policy is to fund R & D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R & D costs. After technological feasibility of products is established, software development costs are capitalized then amortized to cost of sales. For the six month periods ended March 31, 2000 and 1999 software development costs capitalized were $68,200 and $120,000, respectively. For the three month periods ended March 31, 2000 and 1999 software development costs capitalized were $20,200 and $60,000, respectively.


     Interest Income and Expense. For the six month periods ended March 31, 2000 and 1999, interest income was $7,000 and $6,400, respectively. For the three month periods ended March 31, 2000 and 1999, interest income was $4,400 and $3,300, respectively. Interest income is a function of current cash invested for the period.

     Interest expense for the six month periods ended March 31, 2000 and 1999 were $182,400 and $343,400, respectively. Interest expense for the three month periods ended March 31, 2000 and 1999 were $92,300 and $241,500, respectively. Decreased interest expense is attributable to several reasons. First, reduced interest bearing debt at March 31, 2000 as compared to the same date last year. Second, more non-cash charges for debt discounts and debt issue costs were amortized as interest expense during the six months ended March 31, 1999 than the same period for fiscal year 2000. Third, a larger portion of the interest bearing debt was outstanding for more months during the six month period ended March 31, 1999 as compared to the same period during fiscal year 2000.

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

     CADI was very recently served with a third party complaint arising out of a civil action filed in the district court of the 135th Judicial District, Refugio County, Texas. The third party plaintiff (who is defendant in the original action which CADI has not yet seen), is seeking, among other things, damages for certain alleged misrepresentations, economic damages, exemplary damages, and rescission. CADI has not had an opportunity to consult with Texas counsel or analyze the facts associated with this case.


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

Convertible Securities Issued To Tail Wind
On March 31, 2000 there were $276,100 in 8% Convertible Debentures outstanding, net of debt discount. In each case, the debentures contain a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. These debentures are due November 16, 2003. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option. Interest is payable in cash or MEDY common stock at Company's option on each 5th day of January and July during the term. The Debenture is (by its terms) convertible into not more than 1,880,000 shares of MEDY common stock. In satisfaction of previous conversion requests, Tail Wind has received 1,880,000 shares (including 317,857 shares issued on conversion in January 2000) and the remaining debentures are no longer convertible. Interest is payable in cash or, at MEDY's discretion, shares of MEDY's common stock. Because of MEDY's contractual inability to permit Tail Wind to convert all of the debentures in January 2000, the remaining amount due, plus interest, is due on Tail Wind's demand, but not before July 6, 2000.

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

          (b)      Reports on Form 8-K:

                    The Company's Current Report on Form 8-K reporting events of:

                    April 10, 2000 describing an amendment to the Definitive Merger Agreement with InfoCure Corporation wherein the outside completion date was extended to July 31, 2000 and the parties eliminated the pooling of interest requirement of the transaction.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 2000                             /s/   Van A. Horsley
                                               ---------------------------------
                                               Van A. Horsley,  President,
                                               Principal  Executive  Officer,
                                               and Principal Financial Officer


                                               /s/ Peter Tatar
                                               ---------------------------------
                                               Peter Tatar
                                               Controller and Principal
                                               Accounting Officer