Form 10QSB
period 2000-06-30
MEDICAL DYNAMICS INC
filed 2000-08-10
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000 were 13,247,026 shares, $.001 par value.


                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

                                MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                6/30/00                  9/30/99
                                                                    -----------              -----------
CURRENT ASSETS:
  Cash and equivalents                                              $   417,400              $   180,000
  Trade receivables, less allowance for
   doubtful accounts of $54,800 and $67,300                              28,200                  254,400
  Inventories                                                             2,500                  189,200
  Prepaid expenses                                                          800                   21,100
                                                                    -----------              -----------
     Total Current Assets                                               448,900                  644,700
                                                                    -----------              -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
   accumulated amortization of $1,205,000
   and $856,200
                                                                      2,065,000                2,345,600
  Technical support contracts, net of
   accumulated amortization of $816,500
   and $593,800
                                                                        668,000                  890,700
                                                                    -----------              -----------
                  Total Software Development and Support              2,733,000                3,236,300
                                                                    -----------              -----------


PROPERTY AND EQUIPMENT:
  Demonstration equipment                                               438,200                  438,200
  Machinery and equipment                                               606,100                  606,100
  Furniture and fixtures                                                235,600                  235,600
  Leasehold improvements                                                 54,500                   54,500
                                                                    -----------              -----------
                                                                      1,334,400                1,334,400
  Less accumulated depreciation and
   Amortization                                                      (1,002,400)                (913,300)
                                                                    -----------              -----------
     Property and Equipment, Net                                        332,000                  421,100
                                                                    -----------              -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $204,100 and $139,900                              1,072,000                1,136,200
  Non-compete agreement's net of accumulated
   Amortization of $174,200 and $151,700                                 25,000                   47,500
  Debt issuance costs, net of accumulated                                  --
   Amortization of $560,300 and $481,000                                    800                   80,100
  Patents and trademarks, net of accumulated
   Amortization of $795,600 and $785,900                                  3,100                   12,800
  Deposits and other                                                     22,000                   24,300
                                                                    -----------              -----------
     Total Other Assets                                               1,122,900                1,300,900
                                                                    -----------              -----------
TOTAL ASSETS                                                        $ 4,636,800              $ 5,603,000
                                                                    ===========              ===========




                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued


LIABILITIES AND STOCKHOLDERS' EQUITY                                6/30/00                      9/30/99
                                                                 -------------                ------------

CURRENT LIABILITIES:
  Current maturities of notes payable &
   convertible debentures
                                                                  $  2,003,200                $    943,700
  Accounts payable                                                      97,000                     622,000
  Accrued expenses                                                     501,100                     497,600
  Unearned revenue                                                     299,300                     368,500
                                                                  ------------                ------------
     Total Current Liabilities                                       2,900,600                   2,431,800
                                                                  ------------                ------------

NOTES PAYABLE, net                                                     138,800                     207,600
CONVERTIBLE DEBENTURES, net                                               --                       370,800


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                                 --                          --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   13,247,000 and 12,214,300 shares                                     13,200                      12,200
  Additional paid-in capital                                        28,353,100                  27,771,700
  Accumulated deficit                                              (26,768,900)                (25,191,100)
                                                                  ------------                ------------
     Total Stockholders' Equity                                      1,597,400                   2,592,800
                                                                  ------------                ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                              $  4,636,800                $  5,603,000
                                                                  ============                ============






                                 See Notes to Consolidated Financial Statements.


                                            MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Quarter Ended                            Nine Months
                                                     June 30                                  June 30
                                        ---------------------------------         ---------------------------------
                                            2000                 1999                 2000                 1999
                                        ------------         ------------         ------------         ------------

NET SALES:
    Software & training                 $     49,000         $  1,013,300         $    766,900         $  3,348,200
    Equipment & Installation                   7,900            1,175,900              226,800            3,949,100
    Support services                         665,300              676,000            1,971,000            1,832,400
                                        ------------         ------------         ------------         ------------
                                             722,200            2,865,200            2,964,700            9,129,700
                                        ------------         ------------         ------------         ------------

COST OF SALES:
    Software & training                      125,600              470,100              472,700            1,040,800
    Equipment & Installation                  60,400              960,300              416,300            2,891,100
    Support services                         179,000               95,700              529,000              628,200
                                        ------------         ------------         ------------         ------------
                                             365,000            1,526,100            1,418,000            4,560,100
                                        ------------         ------------         ------------         ------------

GROSS PROFIT                                 357,200            1,339,100            1,546,700            4,569,600
                                        ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Selling & marketing                        103,900              616,300              469,700            2,401,100
  General & administrative                   636,600            1,450,500            2,337,300            4,856,100
  Stock based compensation                      --                 15,000               24,400               42,500
  Research & development                        --                   --                   --                  2,700
                                        ------------         ------------         ------------         ------------
  Total operating expenses                   740,500            2,081,800            2,831,400            7,302,400
                                        ------------         ------------         ------------         ------------

OPERATING LOSS                              (383,300)            (742,700)          (1,284,700)          (2,732,800)

OTHER INCOME (EXPENSE):
  Other income                                  --                 15,800                3,800               41,000
  Interest income                              3,100                4,700               10,100               11,100
  Interest expense                          (124,600)             (68,800)            (307,000)            (412,200)
                                        ------------         ------------         ------------         ------------

NET LOSS                                $   (504,800)        $   (791,000)        $ (1,577,800)        $ (3,092,900)
                                        ============         ============         ============         ============

Earnings per share                      $      (0.04)        $      (0.07)        $      (0.12)        $      (0.29)
                                        ============         ============         ============         ============

Weighted average number
Of shares outstanding                     12,720,900           10,628,600           12,720,900           10,628,600
                                        ============         ============         ============         ============




                                      See Notes to Consolidated Financial Statements.


                                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended June 30
                                                                    --------------------------------------
                                                                        2000                       1999
                                                                    -----------                -----------
Cash Flows From Operating Activities:
  Net Loss                                                          $(1,577,800)               $(3,092,900)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for compensation
   and other services                                                    24,400                     42,000

Depreciation expense                                                     89,100                    117,200
Amortization of intangible assets                                       667,900                    529,700
Amortization of debt discount and issuance costs                        117,000                    202,000

Conversion of accrued interest on debentures
 to common stock                                                           --                       83,700

Provision for obsolete & slow moving inventories                        (31,600)                   230,000
Changes in operating assets and Liabilities, net
 of effect of acquisitions:
   Decrease (increase) in:
    Trade receivable                                                    226,200                    386,700
    Restricted Cash                                                        --                       50,000
    Inventories                                                         218,300                   (205,800)
    Prepaid expenses and other assets                                    22,600                     (8,300)
    Deposits and other                                                     --                      (36,800)
   Increase (decrease) in:
    Accounts payable                                                   (525,000)                   345,700
    Accrued expenses                                                      3,500                    391,200
    Unearned revenue                                                    (69,200)                   (29,800)
                                                                    -----------                -----------
  Net cash used in operating activities                                (834,600)                  (995,400)
                                                                    -----------                -----------

Cash Flows From Investing Activities:
  Software development costs                                            (68,200)                  (156,000)
  Purchase of property and equipment                                       --                      (83,600)
                                                                    -----------                -----------
Net cash used in investing activities                                   (68,200)                  (239,600)
                                                                    -----------                -----------


                                                     -5-





                                          MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                           Nine Months Ended June 30
                                                                       -----------------------------------
                                                                          2000                      1999
                                                                       ---------                  --------


Cash Flows From Financing Activities:
  Proceeds from borrowings                                             1,300,000                   671,800
  Principal payments related to:
    Notes Payable                                                       (304,700)                 (486,000)
    Capital lease obligations                                            (39,400)                  (28,800)
  Debt Issuance costs                                                    (58,000)
  Proceeds from exercise of options of
    common stock                                                         184,300                   124,400
  Net proceeds from issuance of
    Convertible debenture                                                   --                     767,100
                                                                     -----------               -----------
Net cash provided by (used in) financing activities
                                                                       1,140,200                   990,500
                                                                     -----------               -----------

Net Increase/(decrease) in Cash and Equivalents
                                                                         237,400                  (244,500)
Cash and Equivalents, beginning of period                                180,000                   553,100
                                                                     -----------               -----------
Cash and Equivalents, end of period                                  $   417,400               $   308,600
                                                                     ===========               ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                                             $    24,800               $    47,800
                                                                     ===========               ===========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
 Conversion of debentures to common stock,
    Net of discount                                                  $   373,700               $ 1,140,000
 Fair value of inducement related to
  amendment to convertible debentures                                       --                 $   259,400
 Increase(decrease)in payables for capital
  expenditures
                                                                            --                 $   (17,300)
 Debt issuance costs incurred for
    Convertible debenture                                                   --                 $    40,000

                                 See Notes to Consolidated Financial Statements.

                                                      -6-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 1999. The results of operations for the periods ended June 30, 2000 and June 30, 1999 are not necessarily indicative of operating results for the full years.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At June 30, 2000, MEDY had 2,596,737 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 3,316,737 at June 30, 2000.

NOTE 3.  INVENTORIES

     Inventories consist of the following at June 30, 2000 and September 30, 1999:

                                                     June 30      September 30
                                                      2000            1999
                                                   -----------     ----------

Raw materials and replacement parts                $   186,700     $  186,700
Finished goods                                          29,200        247,500
Allowance for obsolescence                            (213,400)      (245,000)
                                                   ------------    ----------
                                                   $    2,500      $  189,200
                                                   ============    ==========

     At June 30, 2000 total inventories have decreased $ 186,700 due to liquidated sales of finished goods inventories.


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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


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

     As discussed in Note 2 to the audited financial statements as of September 30, 1999, (see MEDY's form 10-KSB for the year ended September 30, 1999 and the accompanying audited financial statements) the Company has suffered recurring losses and negative cash flows from operations which generated a working capital deficit of $1,840,900 at September 30, 1999 (and an increased working capital deficit of $2,451,700 at June 30, 2000). Unless the Company can obtain additional debt, raise additional equity, or complete the announced transaction with InfoCure Corporation as described below, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Item 6 of the September 30, 1999 Form 10-KSB, in Note 2 of the financial statements included in the Form 10KSB, and also in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX will exchange its shares for 100% of the outstanding common stock of Medical Dynamics. If the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive 0.05672 shares of INCX common stock for each share of MEDY common stock held. This conversion ratio will be subject to certain adjustments to the extent the price of InfoCure common stock in the public market increases above $22.04 per share or decreases below $13.22 per share (On August 2, 2000, the price of InfoCure stock was $4.69 per share). INCX will assume all options, warrants and debentures of MEDY outstanding on the Closing Date, adjusted for the appropriate exchange rate. The transaction will require MEDY's shareholder approval at a meeting which we currently expect to hold on August 15, 2000. Shareholder approval has been solicited pursuant to a proxy statement which is a part of a registration statement on Form S-4 which was filed by INCX with the Securities and Exchange Commission.

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Since October 28, 1999, INCX has lent the Company $1,300,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. As collateral for said loan, the Company pledged substantially all of its assets. The $1,300,000 loan plus accrued interest owed to InfoCure will be due and payable on September 30, 2000 or on the earlier of (I) the date which is 120 days from the termination date of the Agreement by MEDY, or (II) January 31, 2001.

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

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Financial Condition. (June 30, 2000 as compared to September 30, 1999) During the nine month period ended June 30, 2000, MEDY's net working capital decreased $664,600 and, consequently, at June 30, 2000 MEDY had a working capital deficit of $2,451,700 where its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) for the nine months ended June 30, 2000 consist of:

                                           June 30                September 30                  W/C
                                            2000                     1999                      Effect
                                        -----------               -----------               -----------
Cash & Equivalents                          417,400               $   180,000               $   237,400
Trade Receivables                            28,200                   254,400                  (226,200)
Inventories                                   2,500                   189,200                  (186,700)
Pre-paid Expenses                               800                    21,100                   (20,300)
                                        -----------               -----------               -----------
      Total Current Assets                  448,900                   644,700                  (195,800)
Current maturities of notes
 payable
                                          2,003,200                   943,700                (1,059,500)
Accounts payable                             97,000                   622,000                   525,000
Accrued expenses                            501,100                   497,600                    (3,500)
Deferred Revenue                            299,300                   368,500                    69,200
                                        -----------               -----------               -----------
      Current liabilities:                2,900,600                 2,431,800                  (468,800)
                                        -----------               -----------               -----------
Working capital                         $(2,451,700)              $(1,787,100)              $  (664,600)
                                        ===========               ===========               ===========


     Cash Used In Operating Activities. For the nine month periods ended June 30, 2000 and 1999 cash used in operating activities were $834,600 and 995,400, respectively, for a decrease of $160,800 or 16.2%. The decrease is partly due to a lower net loss this period over the same period last year. The Company's net loss amounted to $1,577,800 and $3,092,900 for nine month periods ended June 30, 2000 and 1999, respectively, which includes $781,400 and $688,900 of non-cash charges for depreciation, amortization and stock compensation expense.


     Cash Used In Investing Activities. For the nine month periods ended June 30, 2000 and 1999 cash used in investing activities were $68,200 and $239,600, respectively, for a decrease of $171,400 or 71.5% The decrease is due to reduced software development costs and reduced purchases of property and equipment.

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities, was cash generated from financing activities by borrowings of $1,300,000 from InfoCure and $184,400 from the exercise of employee stock options. Uses of cash for financing activities included $304,700 for principal payments on debt obligations.

The following schedule outlines convertible debenture activity:


                       Balance                                                                        Balance
Debenture:             9/30/99          Additions        Conversions           Amortized              6/30/00
                      ---------         ---------        -----------           ---------              -------
July 98                 300,000             -             (300,000)                 --                   --
November 98             400,000             -             (102,600)                 --                297,400
                      ---------------------------------------------------------------------------------------
 Total                  700,000             -             (402,600)                 --                297,400
                      ---------------------------------------------------------------------------------------

Discount:
July 98                 (21,500)            -               21,000                   500                 --
November 98             (32,700)            -                7,900                24,000                 (800)
                      ---------------------------------------------------------------------------------------
 Total                  (54,200)            -               28,900                24,500                 (800)
                      ---------------------------------------------------------------------------------------

Net:                  $ 645,800             -            $(373,700)            $  24,500            $ 296,600
                      =======================================================================================

     To continue MEDY's objective of curtailing operating losses, negative cash flow from operations and further liquidity erosion, management is continually reviewing product profit margins and general expense accounts, and will reduce or eliminate all non-essential expenditures. However, MEDY anticipates that the costs associated with finalizing and completing the announced InfoCure transaction will result in a significant increase in its general and administrative expenses during the next fiscal quarter.

     Although the decreases in lower margin revenues and the expenses associated with those revenues have had a positive effect on net operating losses during the current quarter, MEDY expects to continue to experience negative cash flow from operations during the last three months of fiscal 2000 and possibly beyond. During the first three quarters of fiscal 2000, cash flow deficits were funded by employee stock option exercises and by the loans from InfoCure. However, MEDY's ability to fund its operations will be dependent upon achieving profitability and generating a positive cash flow from operations in the future. Unless MEDY is able to achieve and maintain positive operating cash flow during fiscal 2000, MEDY may continue to face significant working capital shortages during the fiscal year 2000. There can be no assurance that MEDY will be able to solve its working capital shortage or that it will be able to finance working capital shortages in the future.

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

     There are 2,596,737 vested common stock options and warrants outstanding as of June 30, 2000, and if exercised (of which there can be no assurance), these options would provide varying amounts of additional working capital to MEDY. These options have various exercise prices which range between $.875 and $5.00 per share and at August 2, 2000, the price of MEDY's stock was approximately $0.47 per share. If MEDY does obtain additional capital (of which there can be no assurance), MEDY will be able to fund operating losses until such time as positive cash flow can be achieved, although no assurances of that fact can be given.

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

     As a result of these and a number of other actions MEDY has taken during the current and past fiscal year, MEDY has been able to reduce its net losses for the nine month period ended June 30, 2000 to $(1,577,800) as compared to a net loss of $(3,092,600) for the nine month period ended June 30, 1999.

     Revenue. Software and training sales for the nine month periods ended June 30, 2000 and 1999 were $766,900 and $3,348,200, respectively, for a decrease of $2,581,300 or 77.1%. Software and training sales for the three month periods ended June 30, 2000 and 1999 were $49,000 and $1,013,300, respectively, for a decrease of $964,300 or 95.2%.

     Equipment and installation sales for the nine month periods ended June 30, 2000 and 1999 were $226,800 and $3,949,100, respectively, for a decrease of $3,722,300 or 94.3%. Equipment and installation sales for the three month periods ended June 30, 2000 and 1999 were $7,900 and $1,175,900, respectively, for a decrease of $1,168,900 or 99.3%.

     Decreased sales for both software/training and equipment/installation sales are attributable to reductions to the Company's sales force and a deemphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure Corporation. Decreased sales in these categories is also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Software support services sales for the nine month periods ended June 30, 2000 and 1999 were $1,971,000 and $1,832,400, respectively, for an increase of $138,600 or 7.6%. Software support services sales for the three month periods ended June 30, 2000 and 1999 were $665,300 and $676,000, respectively, for an decrease of $10,700 or 1.6%.

     Increased support services sales for the nine month period ended June 30, 2000 over the same period last year can be attributed to the increased installed base of software users utilizing support services.

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


     Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                                                   Nine Months Ended                       Nine Months Ended
                                           --------------------------------         -------------------------------
                                             June 30,            Percent of           June 30,          Percent of
                                              2000                 Sales               1999                Sales
                                           -----------            ---------         -----------         -----------
Software and training:
Sales                                      $   766,900              100.0%          $ 3,348,200             100.0%
Cost of sales                                  472,700               61.6%            1,040,800              31.1%
                                           -----------            --------          -----------           --------
  Gross margin                             $   294,200               38.4%          $ 2,307,400              68.9%
                                           ===========            ========          ===========           ========

Equipment & installation:
Sales                                      $   226,800              100.0%          $ 3,949,100             100.0%
Cost of sales                                  416,300              183.6%            2,891,100              73.2%
                                           -----------            --------          -----------           --------
  Gross margin                             $  (189,500)             (83.6)%         $ 1,058,000              26.8%
                                           ===========            ========          ===========           ========

Support services:
Sales                                      $ 1,971,000              100.0%          $ 1,832,400             100.0%
Cost of sales                                  529,000               26.8%              628,200              34.3%
                                           -----------            --------          -----------           --------
  Gross margin                             $ 1,442,000               73.2%          $ 1,204,200              65.7%
                                           ===========            ========          ===========           ========


Total Sales                                $ 2,964,700              100.0%          $ 9,129,700             100.0%
Total Cost of Sales                          1,418,000               47.8%            4,560,100              49.9%
                                           -----------            --------          -----------           --------
Total Gross Margin                           1,546,700               52.2%          $ 4,569,600              50.1%
                                           ===========            ========          ===========           ========






                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation. (Continued)


                                               Three Months Ended                      Three Months Ended
                                       -------------------------------           -------------------------------
                                        June 30,            Percent of            June 30,            Percent of
                                          2000                 Sales                1999                 Sales
                                       ----------           ----------           ----------           -----------

Software and training:
Sales                                  $   49,000               100.0%           $1,013,300              100.0%
Cost of sales                             125,600               256.3%              470,100               46.4%
                                       ----------             --------           ----------            --------
  Gross margin                         $  (76,600)             (156.3)%          $  543,200               53.6%
                                       ==========             ========           ==========            ========

Equipment & installation:
Sales                                  $    7,900               100.0%           $1,175,900              100.0%
Cost of sales                              60,400               764.6%              960,300               81.7%
                                       ----------             --------           ----------            --------
  Gross margin                         $  (52,500)             (664.6)%          $  215,600               18.3%
                                       ==========             ========           ==========            ========

Support services:
Sales                                  $  665,300               100.0%           $  676,000              100.0%
Cost of sales                             179,000                26.9%               95,700               14.2%
                                       ----------             --------           ----------            --------
  Gross margin                         $  486,300                73.1%           $  580,300               85.8%
                                       ==========             ========           ==========            ========


Total Sales                            $  722,200               100.0%           $2,865,200              100.0%
Total Cost of Sales                       365,000                50.5%            1,526,100               53.3%
                                       ----------             --------           ----------            --------
Total Gross Margin                     $  357,200                49.5%           $1,339,100               46.7%
                                       ==========             ========           ==========            ========


                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


     Cost of Sales. Cost of sales of software and training for the nine month periods ended June 30, 2000 and 1999 as a percent of software and training revenue were 61.6% and 31.1%, respectively. Cost of sales of software and training for the three month periods ended June 30, 2000 and 1999 as a percent of software and training revenue were 256.3% and 46.4%, respectively.

     Although the cost of sales percentage increased over the same periods last year, actual cost of sales expenditures decreased over these periods. For the nine months ended June 30, 2000 and 1999, respectively, cost of sale expenditures were $472,700 and $1,040,800 respectively or a decrease of $568,100. For the three month periods ended June 30, 2000 and 1999 cost of sale expenditures were $125,600 and $470,100, respectively, or a decrease of $344,500. The decrease in the gross margin percentage this period over the same period last year is attributable to decreased sales. Sales decreased in greater proportion than the decrease in cost of sales expenditures.

     Cost of sales of equipment and installation for the nine month periods ended June 30, 2000 and 1999 as a percent of equipment and installation revenue were 183.6% and 73.2%, respectively. Cost of sales of equipment and installation for the three month periods ended June 30, 2000 and 1999 as a percent of equipment and installation revenue were 764.6% and 81.7%, respectively. The increase in the cost of sales percentages are due to liquidation sales of inventory at lower than list prices. At June 30, 2000 net inventory was reduced to a liquidation value of only $2,500.

     Cost of sales for software support services for the nine month periods ended June 30, 2000 and 1999 as a percent of equipment and installation revenue were 26.8% and 34.3%, respectively. Cost of sales for software support service for the three month periods ended June 30, 2000 and 1999 as a percent of software support services revenue were 26.9% and 14.2%, respectively. The decrease in the cost of sales percentage for the nine month period ended June 30, 2000 over the same period last year is attributable to higher sales combined with lower cost of sale expenditures due to cost cutting measures.


     Selling & Marketing Expenses. Selling and marketing expenses as a percentage of net sales for the nine month periods ended June 30, 2000 and 1999 were 15.8% and 26.3%, respectively, or a decrease of $1,931,400. Selling and marketing expenses as a percentage of net sales for the three month periods ended June 30, 2000 and 1999 were 14.4% and 21.5%, respectively or a decrease of $512,400.

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


The decrease in selling and marketing expenditures is due to a reduction in sales personnel, the closure of sales offices and reduced advertising expenditures.

     General and Administrative Expenses (G & A). G & A expenses as a percentage of net sales the nine month periods ended June 30, 2000 and 1999 were 78.8% and 53.2%, respectively. G & A expenses as a percentage of net sales the three month periods ended June 30, 2000 and 1999 were 88.1% and 50.6%, respectively. Although the percentage of G & A expenses relative to sales increased over the same periods last year, actual G & A expenditures decreased. For the nine month periods ended June 30, 2000 and 1999 G & A expenses were $2,337,300 and $4,856,100, respectively or a decrease of $2,518,800 or 51.9%. For the three month periods ended June 30, 2000 and 1999 G & A expenses were $636,600 and $1,450,500, respectively or a decrease of $813,900 or 56.1%. Decreased costs are the result of the implementation of management's cost cutting measures, however, General and Administrative expenses will remain high as the Company uses management time and professional services necessary to complete the proposed transaction with InfoCure.

     Research and Development Costs (R & D). For the nine month periods ended June 30, 2000 and 1999, R & D expenses were $0 and $2,700, respectively. For the three month periods ended June 30, 2000 and 1999, no R & D expenditures were incurred.

     The Company's policy is to fund R & D as it deems appropriate to maintain or gain a competitive advantage. Note that software development costs are not included in R & D costs. After technological feasibility of products is established, software development costs are capitalized then amortized to cost of sales. For the nine month periods ended June 30, 2000 and 1999 software development costs capitalized were $68,200 and $171,100, respectively. For the three month periods ended June 30, 2000 and 1999 software development costs capitalized were $0 and $36,000, respectively.

                  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation. (Continued)


      Interest Income and Expense. For the nine month periods ended June 30, 2000 and 1999, interest income was $10,100 and $11,100, respectively. For the three month periods ended June 30, 2000 and 1999, interest income was $3,100 and $4,700, respectively. Interest income is a function of current cash invested for the period.

     Interest expense for the nine month periods ended June 30, 2000 and 1999 were $307,000 and $412,200, respectively. Interest expense for the three month periods ended June 30, 2000 and 1999 were $124,600 and $68,800, respectively. Decreased interest expense for the nine month period ended June 30, 2000 over the same period last year is attributable to more non-cash charges for debt discounts and debt issue costs being amortized as interest expense for the nine months ended June 30, 1999 than the same period for fiscal year 2000. In contrast to the three month periods ended June 30, 2000 and 1999 whereby more non-cash charges were amortized to interest expense for the quarter ended June 30, 2000 over the same quarter ended last year.

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

     On June 30, 2000 there were $296,600 in 8% Convertible Debentures outstanding, net of debt discount to The Tailwind Fund, Ltd. In each case, the debentures contain a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock.

     These debentures are due November 16, 2003. Debentures outstanding at maturity will automatically convert into common stock, at the Company's option. Interest is now payable in cash on each 5th day of January and July during the term. The Debenture and any unpaid interest is (by its terms), convertible into not more than 1,880,000 shares of MEDY common stock. In satisfaction of previous conversion requests, Tail Wind has received 1,880,000 shares (including 317,857 shares issued on conversion in January 2000) and the remaining debentures and interest are no longer convertible. Because of MEDY's contractual inability to permit Tail Wind to convert all of the debentures in January 2000, the remaining amount due, plus interest and a 15% premium, is due on Tail Wind's demand, but not before July 6, 2000.

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

(b)      Reports on Form 8-K:

     The Company's Current Report on Form 8-K reporting events of:

     May 22, 2000 describing an amendment to the Definitive Merger Agreement with InfoCure Corporation which provided that InfoCure may pay persons who hold 1,000 or fewer shares of MEDY cash rather than issuing them shares of InfoCure common stock if the Merger is completed.

     June 22, 2000 describing an amendment to the Definitive Merger Agreement with InfoCure Corporation wherein the outside completion date was extended to August 31, 2000.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 10, 2000                 /s/ Van A. Horsley
                                      ----------------------------
                                      Van A. Horsley, President, Principal
                                      Executive Officer, and Principal
                                      Financial Officer




                                      /s/ Peter Tatar
                                      ----------------------------
                                      Peter Tatar
                                      Controller and
                                      Principal Accounting Officer