Form 10KSB40
period 2000-09-30
MEDICAL DYNAMICS INC
filed 2000-12-28
CIK 216540

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-KSB

  X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: September 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
------               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission file number: 0-8632

                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Colorado                                             84-0631765
 ------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

         99 Inverness Drive East
           Englewood, Colorado                                    80112
 --------------------------------------                         ---------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[XX]

The issuer's revenues for its most recent fiscal year were $3,699,300.

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 12, 2000 was approximately $2,910,425.

                 Class                    Outstanding at December 12, 2000
                 -----                    ---------------------------------

             Common Stock                          13,229,206 shares

Documents incorporated by reference: None

                             MEDICAL DYNAMICS, INC.

                                  FORM 10-KSB40

                                     PART I

Item 1.  Business.

         (a)  Business Development
         -------------------------

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

         During the fiscal year ended September 30, 2000, MEDY was not involved in any bankruptcy, receivership or similar proceeding nor did it engage in any material reclassification, or consolidation. During that period, MEDY did not dispose of any material amounts of its assets other than in the ordinary course of its business. As noted below, MEDY has entered into an agreement to merge with InfoCure Corporation.

         During the fiscal year 1995 MEDY entered into a distribution agreement with Micro-Medical Devices, Inc. (MMD), of Castle Rock, Colorado. MMD is a corporation formed by and 100% wholly-owned by MEDYs Chairman. MMD manufactures and sells minimal quantities of various medical products to MEDY. See Item 12 - "Certain Relationships and Related Transactions, Distribution Agreement."

         As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and, at September 30, 2000, had a working capital deficit of approximately $2,560,600. During fiscal 1999, MEDY sold convertible debentures to The Tailwind Fund, Ltd., an unaffiliated entity, pursuant to Regulation D. MEDY sold convertible debentures in the amount of $400,000 on November 16, 1998. On March 18, 1999 Resonance Ltd. purchased 523,834 shares of MEDY common stock for $800,000. Management's further plans in regard to these matters are also described in Note 2 and in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX agreed to exchange its shares for 100% of the outstanding common stock of Medical Dynamics. This agreement has been amended several times, restated in its entirety in October 2000, and again amended. Based on the amendment which became effective on December 19, 2000, if the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive consideration from both InfoCure and PracticeWorks, currently a division of InfoCure but to be spun off to the InfoCure shareholders at the rate of one share of PracticeWorks common stock for each four shares of InfoCure common stock held at the time of the spin-off. After the spin-off InfoCure (to become known as "VitalWorks" and retaining InfoCure's assets and operations in the medical products industry) and PracticeWorks (which will acquire and continue InfoCure' dental products applications) will be entirely independent. MEDY has consented to the spin-off and InfoCure's assignment of the merger agreement to PracticeWorks. If the MEDY shareholders approve the transaction:

         Persons owning 100 shares, or less, of MEDY common stock, and persons who dissent from the transaction, will receive cash at the rate of $.75 per share of MEDY common stock held;

         InfoCure will issue to all remaining MEDY shareholders 0.06873 shares of InfoCure common stock for each share of MEDY common stock held;

         PracticeWorks will issue to all remaining MEDY shareholders 0.0171825 shares of PracticeWorks common stock for each share of MEDY common stock, as well as 0.07558 of a share of PracticeWorks preferred stock for each share of MEDY common stock held. The PracticeWorks preferred stock will have a liquidation preference of $5.44 per share, and will be convertible into PracticeWorks common stock in the discretion of the holder.

If InfoCure does not complete the spin-off by February 28, 2000, InfoCure will pay all of the merger consideration and will issue the preferred stock. Neither transaction will be a tax-free reorganization.

         Since October 28, 1999, INCX has lent the Company a total of $1,550,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital and has committed to loan MEDY an additional $100,000. Unless further extended by INCX, this loan will come due December 31, 2001. As collateral for the loan, the Company pledged substantially all of its assets and certain of MEDY's principal shareholders who are also significant creditors have agreed to subordinate their claims to InfoCure.

         There can be no assurances that the transaction with InfoCure will be completed as contemplated, either with InfoCure or with PracticeWorks. The transaction is subject to shareholder approval and other risks associated with complex transactions of this nature.

         (b) Business of the Issuer
         --------------------------

         MEDY participates in a single business segment: practice management software, related electronic services and other technology products to be integrated into those software systems("The Dental Products Segment").

         Previously MEDY had a second business segment, the marketing of disposable camera drapes for the medical markets ("The Medical Products Segment"). These products are used in surgical applications by physicians and other health care professionals and has historically been the business of MEDY. During recent fiscal years, MEDY generated only a minimal amount of revenue from the Medical Products Segment, and MEDY does not expect that it will receive any material revenues from operations in this segment in future years.

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

         Existing Products and New Products. MEDY's principal dental products and their markets, and new products which are under development, are as follows: practice management software and hardware, third party software, digital x-ray systems and patient education systems are primarily sold through CADI's direct sales force. MEDY has engaged in marketing and advertising its products at dental conventions and through direct sales representatives or a distributor network. During the years ended September 30, 2000 MEDY significantly reduced its marketing expenses to $608,000 as compared to $3,679,800 spent the prior year for sales, marketing and advertising expenses related to its dental products. These reductions were accomplished to reduce MEDY's negative cash flow and because MEDY and CADI began to depend on InfoCure's marketing activities.

         Through CADI, MEDY now offers software for the dental office that provides patient scheduling, patient education, graphical charting, image capture, word processing, accounting, camera and digital x-ray integration, and insurance benefits database. The Company also offers third party products that it resells and integrates with the practice management software it sells, including computer hardware, digital x-ray systems, image capture software and patient education systems.

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

         Inventory and Raw Materials Requirements. Currently inventory is ordered on a "just in time basis" and is only ordered on a custom basis for each sales order received. Because of the widespread availability of the third party hardware and software CADI acquires and resells in connection with the Dental Products Segment, MEDY does not believe that it is dependent on any single source of supply.

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

         Research and Development. During the fiscal years ended September 30, 2000 and 1999, MEDY has significantly reduced its research and development expenditures to amounts which are no longer material: $0 in 2000 and $2,900 in fiscal 1999. CADI is seeking to improve its software, and it spent approximately $68,200 on software development costs, capitalized in the form of programming salaries, in the fiscal year ended September 30, 2000 as compared to $204,000 during the previous year.

         Warranty. MEDY's previously supplied medical and dental cameras are warranted for a one-year period with respect to parts and labor required as a result of defects in material and workmanship. Defects or malfunctions are corrected by MEDY at MEDY's cost, if the applicable conditions to the warranty are satisfied. Failures normally occur during the early life of the cameras, and repair expenses usually occur in the same year in which the camera is initially placed in service. MEDY estimates future warranty costs and records the estimated cost into its results of operations based upon historical experience and revenues currently reported. The estimated warranty reserve for medical and dental cameras at fiscal year end September 30, 2000 and 1999 was $15,000 and $15,000, respectively.

         Government Regulation. The United States Food and Drug Administration (the "FDA"), pursuant to the Medical Device Amendments of 1976 to the Food, Drug and Cosmetic Act (the "Act") and regulations promulgated thereunder, regulates the testing, manufacturing, packaging, distribution and marketing of medical devices in the United States. Because MEDY no longer manufactures medical or dental devices for sale, it is no longer subject to such regulation. MEDY does ensure that third party medical and dental devices CADI resells to its customers comply with the Act.

         There is no governmental regulation which impacts the development and sale of CADI's dental practice management software. Because the dental industry is extremely dependent on government and private insurance company oversight, however, it is important for the CADI software to be able to allow dentists and their offices to show compliance with governing rules and regulations. Consequently, CADI has developed its dental practice management software to allow dentists and dental offices to maintain accountability in accordance with these requirements.

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

         In addition to the above referenced patents, the following patents are also licensed to MEDY from its Chairman. Management does not believe that either the Optical Catheter(TM)_or any of the following patents are material to MEDY or its operations at the current time, and management does not expect that these will become material to MEDY at any time in the future.

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

         Employees. At December 12, 2000, MEDY (not including CADI) employed 1 person in executive management. As of that date, CADI employed approximately 30 people in sales, training, customer service, and administrative functions. These employees are based in CADI's offices in Los Angeles, California, as well as salespeople located in the territories they represent.

Item 2.  Description of Property.

         MEDY leases 11,085 square feet of space at $7,390 per month at 99 Inverness Drive East, Englewood, Colorado, where its principal executive offices are located and its business activities, including research, assembly, storage and customer service, were previously conducted. MEDY has used the bulk of these facilities since 1981. This lease has been renewed through December 31, 2000 at a base rental rate (during 2000) of $7,390 per month. MEDY also pays certain maintenance, insurance, common area and other expenses with respect to the property to the extent that the lessor's costs for such items exceed a specified amount. MEDY pays any increases in property taxes due to improvements on the property and pays for utilities.

         CADI leases 5,002 square feet of office space in Los Angeles, California at 11300 W. Olympic, Suite 600. The lease runs until October, 2002 at a rate of $9,003.60 per month which includes parking, operating costs and property taxes. CADI believes that the current space its sufficient for its foreseeable operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         MEDY did not hold a 1999 annual meeting of shareholders. MEDY did hold a special meeting of shareholders in August 2000 to consider approval of the proposed merger with InfoCure. For various reasons, the merger was not presented to the shareholders at that time and no vote was taken.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a)  Market Information
         -----------------------

         For more than the past twenty years and until October 2000, MEDY's common stock was publicly traded under the symbol "MEDY" on the Nasdaq SmallCap Market which is operated by the National Association of Securities Dealers, Inc. Commencing in October 2000, MEDY's common stock was transferred to the OTC Bulletin Board.

         The quotations shown below were compiled by MEDY from monthly statistical reports supplied by the National Association of Securities Dealers, Inc., which operates both the Nasdaq SmallCap Market and the OTC Bulletin Board. All quotes represent inter-dealer quotations, without retail markup, mark-down or commission and may not necessarily represent actual transactions in common stock.

                                       High Bid                 Low Bid
                                       ---------------------------------
Fiscal Year Ended
September 30, 1999
------------------

First Quarter                          $ 2.56                  $ 2.31
Second Quarter                           2.72                    2.56
Third Quarter                            2.19                     .84
Fourth Quarter                            .94                     .63

Fiscal Year Ended
September 30, 2000
------------------

First Quarter                          $ 1.625                 $  .75
Second Quarter                           1.50                     .935
Third Quarter                             .875                    .3125
Fourth Quarter                            .6563                   .1875


         (b) Holders
         -----------

         The number of record holders of the Common Stock, as of September 30, 2000, was approximately 11,600 not including an unknown number of beneficial holders in street name.

         (c) Dividends
         -------------

         (c)(1)  Payment of Dividends.

         Because of its need to retain its cash for operations and the lack of a positive cash flow, MEDY has never paid a dividend with respect to its common stock and does not intend to pay such a dividend in the foreseeable future.

         (c)(2)  Restrictions on the payment of dividends.

         There are contractual restrictions on the Company's present and future ability to pay dividends in MEDY's Convertible Debenture Agreement with The Tail Wind Fund, Ltd.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This report on form 10-KSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products and marketing of existing products, the financial condition of MEDY (including its negative working capital and negative cash flow), the ability to increase distribution of MEDY's products, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries, and whether the contemplated merger with InfoCure or PracticeWorks occurs as contemplated. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. These risks are described in this Item 6, and also elsewhere in this form 10-KSB. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

         As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and resulting working capital shortages and, as a result of significant negative cash flow during fiscal 2000 had, at September 30, 2000, a working capital deficit of approximately $2,560,600. Unless the Company can obtain additional debt, raise additional equity, or complete the transaction with InfoCure Corporation as described in Section 1(a.), this raises substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in this Item 6 and also in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management has taken a number of steps to restructure the Company's product and expense structure to better match its revenues. These actions have included significant reduction of marketing, research and development, and software development expenses. Effective April 15, 1999, MEDY ceased the manufacturing of intra oral cameras and laid-off eight employees. MEDY terminated additional employees during the June 1999 quarter and these lay-offs continued throughout fiscal year 2000. During fiscal year 2000, the Company liquidated its current finished goods inventory of intra oral cameras in the ordinary course of business and then eliminated that product line. This is in line with the Company's overall strategy, which is to be a systems integrator of hardware components in connection with the sales of our proprietary software products. Concurrent with the decision to cease the manufacturing operation, management has continued to make other substantive expense cuts in the areas of management compensation, personnel, consulting and advertising.

         The Company has also consolidated its dental products segment into its Los Angeles office and has reduced the staff and lease expense, and has eliminated the expense associated with its operations in both Detroit and Atlanta. These cuts took effect in the Company's fiscal third quarter ending June 30, 1999 and continued throughout the Company's fourth quarter, 1999. Management believes that these cuts and consolidations may have a positive effect on net operating cash flow, but no assurance of that fact can be given.

         Finally, the Company has also obtained loans and commitments totaling $1,650,000 from InfoCure Corporation with $1,300,000 advanced as of September 30, 2000. MEDY received $250,000 during the first quarter of the current fiscal year and expects to receive the remaining $100,000 in January 2001. These loans have alleviated MEDY's short-term cash requirements, but must be repaid by December 31, 2001, if the merger is not completed. If MEDY's shareholders approve the merger and the merger is thereafter completed, MEDY will become a wholly-owned subsidiary of PracticeWorks. If MEDY does not complete the contemplated merger with PracticeWorks, MEDY will seek other means of meeting its current obligations which significantly exceed its current assets at the present time. Unless MEDY completes the merger with PracticeWorks, there can be no assurance that MEDY will be able to meet its current obligations or, therefore, survive as a going concern.

Liquidity and Capital Resources.
-------------------------------

         During the fiscal year ended September 30, 2000, the Registrant's current ratio declined to 0.1 as compared to 0.3 at September 30, 1999. Net working capital decreased from $(1,787,100) at September 30, 1999 to ($2,560,600) at September 30, 2000. In contrast, the Company's cash balances increased from $180,000 at September 30, 1999 to $330,800 at September 30, 2000 due in large part to the receipt of the loan from InfoCure.

         As noted, working capital decreased significantly during the fiscal year ended September 30, 2000. Principal changes in the components of net working capital for the fiscal year ended September 30, 2000 as compared to fiscal year ended September 30, 1999 consist of:

                                          2000           1999        W/C Effect
                                          ----           ----        ----------
Cash and Cash Equivalents             $   330,800    $   180,000    $   150,800
Trade Receivables                          43,300        254,400       (211,100)
Inventories                                 2,500        189,200       (186,700)
Pre-paid Expenses                             700         21,100        (20,400)
                                      -----------    -----------    -----------
   Current Assets:                        377,300        644,700       (267,400)

Current Maturities of  Notes Payable    2,002,200        943,700     (1,058,500)
Accounts Payable                           66,000        622,000        556,000
Accrued Expenses                          599,900        497,600       (102,300)
Unearned Revenue                          269,800        368,500         98,700
                                      -----------    -----------    -----------
   Current Liabilities:                 2,937,900      2,431,800       (506,100)

Working Capital:                      $(2,560,600)   $(1,787,100)   $  (773,500)
                                      ===========    ===========    ===========


         The principal reason for the significant decrease in working capital during 2000 include negative cash flows from operating activities of liquidating inventories and inventory write offs from the closure of the IPS operation in Georgia and the MEDY manufacturing operation in Colorado which is consistent with MEDY's change in business focus from computer hardware to software . Additionally, working capital further decreased due to increases in current maturities of notes payable and accrued expenses to help fund expenses incurred for professional services necessary to complete the proposed transaction with InfoCure and severance package payments to terminated employees when positions were eliminated as part of continuing cost cutting measures.

         Throughout the third and fourth quarter of fiscal 1999 and continuing throughout fiscal 2000, Management has taken substantive measures to reduce expenses by the reduction of the number of sales, marketing and administrative, and manufacturing personnel, the closure of offices, operational and manufacturing locations along with expense cuts in management compensation, consulting and advertising. MEDY has continued to implement these and other cost-savings measures into the current fiscal year. MEDY cannot offer any assurance, however, that profitability will, in fact, increase due to these measures.

Tail Wind Convertible Debentures.
---------------------------------

         During fiscal year 2000, the holder of the outstanding debentures converted $373,700 of the debentures to common stock, net of discount, resulting in an outstanding principal balance on debentures of $297,400 at the fiscal year ended September 30, 2000. In January 2000 the debenture holder attempted to convert all remaining 1998 debentures but was precluded from doing so due to a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. In satisfaction of previous conversion requests, Tailwind has received 1,880,000 shares (including 317,857 shares issued on conversion in January 2000). Tail Wind continues to hold debentures with a remaining balance of $297,400 which are not convertible and, therefore, are now due on demand. In addition, because of MEDY's contractual inability to permit Tailwind to convert all of the debentures in January 2000, the Company was also required to pay a premium of 15% of the demand note; plus interest at 8% per annum on the outstanding balance of the demand note. This amount of $44,600 is included in accrued expenses as of September 30, 2000 In the financing, Tail Wind also acquired (and continues to hold) warrants to acquire 150,000 shares of MEDY common stock exercisable at $1.832 per share.

Line of Credit.
---------------

         In November, 1998, MEDY obtained a $1,000,000 line of credit with a three year term from Norwest Business Credit, Inc. with borrowings based upon 80% of eligible accounts receivable. The Company pledged substantially all of its assets to the loan, but only borrowed approximately $350,000 at any given time. The Company paid this credit facility in full in August, 1999 from the proceeds of a loan from the Company's Chairman and Secretary, Edwin L. and Pat Horsley Adair that is further described in Item 12, "Transactions with Management and Others".

         To assist the Company in its working capital shortages, on March 18, 1999, Resonance Ltd., an unaffiliated company located in the Isle of Man, British Isles, purchased 523,834 shares of MEDY common stock for $800,000. MEDY subsequently obtained effectiveness of a registration statement related to those shares. In addition, MEDY agreed to issue restricted "additional shares" to Resonance at various "determination dates" which resulted in the issuance of an additional 389,681 shares. MEDY also issued to Resonance its Warrant to purchase 523,834 shares of restricted common stock at an exercise price of $1.527 dated November 5, 1999, which warrant expired unexercised.

         Also, there are 2,356,837 vested common stock options outstanding as of December 12, 2000, at prices ranging from $1.125 to $4.50 per share. If exercised (which is unlikely at the current price of MEDY common stock), these options would provide additional working capital to MEDY.

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

         The Company anticipates continuing negative cash flow from operations during the fiscal year ending September 30, 2001. During fiscal 2000, cash flow deficits were funded by the exercise of employee stock options and loans from InfoCure Corporation. The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity, or completing the merger with InfoCure or PracticeWorks. Unless the Company is able to accomplish one or more of the above, it will likely be facing significant working capital shortages continuing through fiscal 2001. Management of the Company does not believe that its existing capital resources are sufficient for the 2001 fiscal year if it is required to repay its debt according to existing maturities. The Company is not currently seeking additional debt or equity capital to augment its working capital position, due to its arrangement with InfoCure described in
Section 1.(a.), although no assurances can be made as to the success or consummation of a transaction such as the one described with InfoCure.

         The Company will continue its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity.

Results of Operations.
----------------------

         Beginning in the third quarter of fiscal 1999 and continuing throughout fiscal year 2000 and into the current fiscal year, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow and eventual profitability in the future. In April of 1999, the Company ceased the manufacture of its intra oral camera products at its Englewood, Colorado facility resulting in the termination of ten employees. By September 30, 2000 all impaired inventory was sold through liquidation or fully reserved for through the obsolete inventory reserve account. Currently, inventory is ordered on a "just in time basis" when sales orders are received. The Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

         In June and July of 1999 the Company ceased the majority of its operations in its Marietta, Georgia facility where order fulfillment and installation was coordinated for Dental Equipment Sales. The Company was able to eliminate seven employees at the Marietta facility and additional employees throughout the country involved in the installation and service of Dental Equipment including computer hardware. These operations were consolidated into the Company's Los Angeles operation utilizing significantly less personnel and the Company downsized the Dental Equipment portion of its revenues and related operating expenses during the fiscal year 2000.

         In August 1999, the Company consolidated its accounting operations into its Los Angeles office creating a decrease of three accounting personnel. All of these efforts, along with a general attempt to decrease company wide operating expenses are designed to downsize the Company's lower margin revenues and related expenses in such a fashion as to return it to positive cash flow and eventual profitability, although no assurance of that fact can be given.

Revenues
--------

         Medical product sales for the fiscal years 2000 and 1999 were $11,300 and $130,700 respectively, for a decrease of $119,400 or 91.4%. Medical product sales account for 0.3% and 1.2% of total sales in fiscal years 2000 and 1999, respectively. Decreased sales are attributable to the sale to a third party of the last medical, disposable product line, Cam Wrap and MEDY's decision to eliminate its participation in the medical products segment.

         Dental Software, Training and Installation sales for fiscal years 2000 and 1999 were $796,300 and $3,809,700 respectively, for a decrease of $ 3,013,400 or 79.1%. Dental Equipment sales for fiscal years 2000 and 1999 were $222,200 and $4,495,900 respectively, for a decrease of $4,273,700 or 95.1%.

         Decreased sales for both dental software, training and installation and decreased dental equipment sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks. Decreased sales in these categories is also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

         Dental Software Support Services sales for the fiscal years 2000 and 1999 were $2,669,500 and $2,522,400 respectively, for an increase of $147,100 or 5.5%. Increased support services sales are attributed to the increased installed base of software users utilizing support services and additional service sales efforts over the prior year to harvest more support sales from existing customers.

         MEDY management believes that profit will improve as MEDY's general and administrative expenses are decreased and brought in line with existing and projected revenue. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).



Please refer to the schedule below for a summary of revenues and gross profit.

                                                   For The Years Ended September 30,
                                               ----------------------------------------
                                                      2000                   1999
                                               -----------------      -----------------
                                               Amount        %        Amount        %
                                               ------      -----      ------      -----
Medical Sales                                  11,300      100.0%     130,700     100.0%
COGS - Medical Sales                           54,500      482.3%      34,600      26.5%
Gross Profit - Medical Sales                  (43,200)    (382.3)%     96,100      73.5%

Dental Equipment Sales                        222,200      100.0%   4,495,900     100.0%
COGS - Dental                                 365,400      164.5%   4,015,300      89.3%
Gross Profit - Dental                        (143,200)     (64.5)%    480,600      10.7%

Dental Software, Training & Installation      796,300      100.0%   3,809,700     100.0%
COGS - S, T & I                               616,200       77.4%   1,133,000      29.7%
Gross Profit - Dental S, T & I                180,100       22.6%   2,676,700      70.3%

Dental Software Support Sales               2,669,500      100.0%   2,522,400     100.0%
COGS - Software Support                       679,100       25.4%     924,700      36.7%
Gross Profit - Dental Software Support      1,990,400       74.6%   1,597,700      63.3%

Total Sales                                 3,699,300      100.0%  10,958,700     100.0%
Total COGS                                  1,715,200       46.4%   6,107,600      55.7%
Total Gross Profit                          1,984,100       53.6%   4,851,100      44.3%


Cost of Sales
-------------

         Cost of sales for medical products for the fiscal years 2000 and 1999 as a percent of gross medical sales were 482.3% and 26.5% respectively. Cost of sales for dental equipment for fiscal years 2000 and 1999, as a percent of gross dental equipment sales were 164.5% and 89.3%. The increase in cost of sales percentage is primarily due to liquidation sales of inventory and establishing obsolete inventory reserves for all remaining inventories. Currently, inventory is ordered on a "just in time basis" when sales orders are received. As of September 30, 2000 net inventory has been reduced to $2,500.

         Cost of sales for Software, Training and Installation for fiscal years 2000 and 1999 as a percent of gross Software, Training and Installation sales were 77.4% and 29.7% respectively. The increase in the cost of sales percentage is due mainly to decreased sales. The decrease in sales decreased in much greater proportion than decreases in cost of sale expenditures. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks.

         Cost of sales for Software Support for the fiscal years 2000 and 1999, as a percent of gross Software Support sales were 25.4% and 36.7% respectively. The decrease in the cost of sales percentage is due to higher sales combined with lower cost of sale expenditures due to cost cutting measures.

Selling & Marketing
-------------------

         Selling and marketing expenses for fiscal year 2000 totaled $608,000 or
16.4 % of sales as compared to $3,679,800 or 33.6 % of sales for fiscal year 1999. The $3,071,800 decrease in selling and marketing expenses in fiscal year 2000 over the prior period is due to reduction in sales personnel, the closure of sales offices and reduced advertising expenditures.

General & Administrative Expenses
---------------------------------

         General and administrative expenses for the fiscal year 2000 totaled $2,945,500 or 79.6% of sales as compared to $4,983,300 or 45.5 % of sales for fiscal year 1999. Although the percentage of G & A expenses relative to sales increased over the same period last year, actual expenditures decreased by $2,037,800. Decreased costs are the results of the implementation of management's cost cutting measures, however, G & A expenses will remain high with the use of professional services necessary to complete the proposed transaction with InfoCure or PracticeWorks.

Stock-based Compensation
------------------------
         Stock-based compensation for the fiscal years 2000 and 1999 were $24,400 and $49,600, respectively, for a decrease of $25,200. The decrease is due to a decrease of in the money stock options granted to employees and consultants in fiscal 2000 as compared with similar grants in 1999.

Research & Development Costs
----------------------------

         For the fiscal years 2000 and 1999, R & D costs were $0 and $2,900 respectively. The Company has eliminated its research and development expenses as a cost-savings measure in light of the cash flow and working capital deficiencies discussed above. MEDY has also significantly reduced its software development expenditures from $204,000 in fiscal 1999 to $68,200 during fiscal 2000. MEDY does not anticipate that it will be able to increase these expenses in the near future.

Other Income
------------

         Other income for the fiscal years 2000 and 1999 were $3,800 and $44,900 respectively.

Interest Income and Expense
---------------------------

         Interest income is a function of current cash invested for the period. Interest income for the fiscal years 2000 and 1999 was $14,300 and $13,500 respectively. MEDY does not expect that these amounts will increase significantly.

         Interest expense for the fiscal years 2000 and 1999 totaled $375,700 and $650,000 respectively or a decrease of $ 274,300 or 42.2%. Interest expense includes non-cash charges for amortization of debt discounts and issuance costs. The decrease is primarily attributable to higher non-cash charges during fiscal year 1999 as compared to the fiscal year 2000. We anticipate that interest expense will increase in fiscal 2001 because of larger amounts that have been borrowed in the first quarter of this year, as well as additional amounts that we may borrow.

Loss on Impairment of Goodwill
------------------------------

         Loss on Impairment of goodwill for fiscal year 1999 of $655,200 is due to a re-valuation of goodwill. During fiscal year 1998, goodwill was created when CADI merged with Information Presentation Systems, Inc. (IPS) of Marietta, Georgia. At the time of the purchase, CADI acquired approximately 1000 customers from IPS and goodwill was created based on the estimated future revenues from these customers. As of July 1999, the IPS operation in Georgia was closed and the breadth of hardware to meet future customer sales orders was significantly reduced. Since these future customer revenues are no longer certain, the goodwill created based on these revenues was deemed to be impaired and was written off.

Year 2000 Compliance.
---------------------

         MEDY did not suffer any adverse impact as a result of the Year 2000 computer software issues after January 1, 2000, and it does not anticipate that it will suffer any adverse impact from this issue in the future.

Effect of Changing Prices and Inflation

         Generally, inflation has not been a significant factor on MEDY's operations.

Item 7.  Financial Statements.

         The following consolidated financial statements are filed as a part of this Form 10-KSB and are included immediately following the signature page.

         Report of Independent Auditor (Page F-2)

         Consolidated Balance Sheet - September 30, 2000 (Page F-3)

         Consolidated Statements of Operations - Years ended September 30, 2000 and 1999 (Page F-4)

         Consolidated Statements of Stockholders' Equity - Years ended September 30, 2000 and 1999 (Page F-5)

         Consolidated Statements of Cash Flows - Years ended September 30, 2000 and 1999 (Page F-6)

         Notes to Consolidated Financial Statements (Page F-8)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company; Compliance with Section 16(a) of the Exchange Act.

        (a)  Identification of Directors and Executive Officers.
        -------------------------------------------------------

The following table sets forth certain information regarding the directors and executive officers of MEDY:

Name                           Age        Position
----                           ---        --------
Edwin L. Adair, M.D. (1)       70         Chairman of the Board and Treasurer of
                                          MEDY

Van A. Horsley (2)             48         Director, President, Chief Financial
                                          Officer and Chief Executive Officer of
                                          MEDY; Director and Vice President of
                                          CADI

Daniel L. Richmond             39         Director of MEDY; Director and Chief
                                          Executive Officer of CADI

Chae U. Kim                    39         Director of MEDY; Director and
                                          President of CADI

Pat Horsley Adair (1)          72         Director and Secretary of MEDY

I. Dean Bayne, M.D. (2)        73         Director and Assistant Secretary of
                                          MEDY

Leroy Bilanich (2)             50         Director of MEDY


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

         (b) Identification of Certain Significant Employees.
         ---------------------------------------------------

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

         Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from October 1, 1999 through December 1, 2000 all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with.

Item 10. Executive Compensation.

         (a) Summary Compensation Table
         ------------------------------

         The following table sets forth information regarding compensation paid to the chief executive officer of MEDY for the three years ending September 30, 2000 and to the other executive officers whose salary exceeded $100,000 in fiscal 2000.

                                    Annual Compensation ($$)          Long Term Compensation
                                    ------------------------          ----------------------
                                                                   Awards              Payouts
                                                                   ------              -------
       (a)                    (b)      (c)     (d)     (e)     (f)        (g)      (h)          (i)
Name and Position                                           Restricted
-----------------                                             Stock     Options    LTIP        Other
                              Year   Salary   Bonus   Other   Awards     & SARs   Payouts   Compensation
                              ----   ------   -----   -----   ------     ------   -------   ------------
                                      ($$)    ($$)    ($$)     ($$)       ($$)      ($$)        ($$)

Van A. Horsley, President     2000   105,000    0     15,000    0             0       0             0
& Chief Executive             1999   122,500    0     15,000    0       500,000*      0         1,610
                              1998   123,333    0      5,465    0             0*      0           306


Chae. Kim, Director and       2000   115,103    0     12,000    0             0*      0         1,440
 President of CADI            1999   129,380    0     12,000    0             0*      0           900
                              1998   105,000    0      6,000            600,000**     0         1,393


Dan L. Richmond, Director     2000   113,833    0     12,000    0             0*      0         1,992
and CEO of CADI               1999   129,380    0     12,000    0             0*      0         1,688
                              1998   105,000    0      6,000    0       600,000**     0         1,400


                                       23

* MEDY granted 500,000 options to Mr. Horsley in 1999 at an exercise price of $3.25. 100,000 of the options vested in fiscal 1999. The balance of the 400,000 options vest upon certain vesting requirements, or the termination of Mr. Horsley from the position of President and CEO. The options will automatically vest if the merger with InfoCure or PracticeWorks is completed.

** MEDY granted 600,000 options to purchase common stock in 1998 to each of Mr. Richmond and Mr. Kim. These options are exercisable at $3.25. 150,000 of the options vested in fiscal 1998 and 300,000 options vested in fiscal 1999 and are currently exercisable. 150,000 shares, exercisable at $3.25, vest upon defined performance goals. The options will automatically vest if the merger with InfoCure or PracticeWorks is completed.

401(k) Plan. On January 1, 1990, MEDY adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and MEDY are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 2000, MEDY's matching contributions to the plan for the accounts of Van Horsley totaled $-0-and the matching contribution under the plan for the accounts of all executive officers as a group totaled $-0-. These amounts are included in column (i) of the Summary Compensation Table. The MEDY Plan was terminated in October of 1999.

         When acquired, CADI had a Salary Reduction Simplified Employee Pension Plan (SARSEP) in place whereby CADI employees were able to defer compensation into the Plan and CADI would match 20% of the employee's contributions. At September 30, 2000, CADI's matching contributions to the Plan for the accounts Chae Kim and Dan Richmond totaled $-0-. Effective December 1, 1998 CADI canceled the SARSEP plan and January 1, 1999 adopted a defined contribution pension plan entitled the Computer Age Dentist 401-K Retirement Plan. The 401(k) plan is a profit sharing plan under which both employees and CADI are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. At September 30, 2000, CADI's matching contributions to the Plan for the accounts of Chae Kim and Dan Richmond totaled $3,432. These amounts are included in column (i) of the Summary Compensation Table.

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

         (b) Stock Option Plans.
         -----------------------

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

         On September 15, 1997 the Board of Directors in conjunction with MEDY's purchase of Computer Age Dentist, Inc, approved the CADI Stock Option Plan as called for by the merger agreement. 250,000 shares of the Company's common stock were reserved for issuance upon exercise of options which may be granted pursuant to the Employee Stock Option Plan. As of December 12, 2000, 49,000 options are outstanding under the plan to employees of CADI who are not officers.

         On June 11, 1998 the shareholders of MEDY approved the adoption of the Medical Dynamics, Inc. 1998 Stock Option Plan. Under the plan as approved by the Board of Directors and the shareholders, 1,500,000 shares are reserved for issuance to employees, officers, directors and consultants of Medical Dynamics and its subsidiaries. As of December 12, 2000, 134,000 options are outstanding under this plan.

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

         The following table sets forth certain information regarding stock options granted by MEDY to the Chief Executive Officer and the other executive officers that received total annual salary and bonus in excess of $100,000 during 2000. No stock appreciation rights were granted.

Option Grants in Fiscal 2000: None


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values.
--------------------------------------------------------------------------

         The following table sets forth information regarding stock options exercised by the chief executive officer and certain other officers or directors during the 2000 fiscal year as well as the year-end value of options held by such persons on September 30, 2000: No Stock Appreciation Rights have been granted, or are held by, any such person:

     (a)               (b)             (c)          (d)              (e)
                                                  Number of     Value of In-the-
                                                 Unexercised      Money Options
                                              Options at FY End    at FY End
                Shares Acquired on    Value     (Exercisable/    (Exercisable/
Name                 Exercise        Realized   Unexercisable)   Unexercisable)
----                 --------        --------   --------------   -------------
Van A. Horsley          0              $ 0     429,780 / 400,000    $ 0 / 0
Edwin L. Adair          0              $ 0     295,000 /       0    $ 0 / 0
Pat H. Adair            0              $ 0           0 /       0    $ 0 / 0

I. Dean Bayne           0              $ 0      20,000 /  20,000    $ 0 / 0
Leroy Bilanich          0              $ 0      20,000 /  20,000    $ 0 / 0
Chae U. Kim             0              $ 0     450,000 / 150,000    $ 0 / 0
Dan L. Richmond         0              $ 0     450,000 / 150,000    $ 0 / 0


         (c) MEDY has no long term incentive compensation plans.
         -------------------------------------------------------

         (d) Other Compensation
         ------------------------

         There are no plans to pay bonuses or deferred compensation to employees of the Company.

         The Company provides access to a medical insurance plan for its employees and provides access to other types of coverage such as life, disability, and other insurance plans for the benefit of its employees, but at the employees' expense.

         (e) Compensation of Directors
         -----------------------------

General. MEDY's directors are authorized to receive $200 for each directors' meeting attended by them. To date, the directors have waived their right to receive director's fees. In 1993, Dr. Bayne was granted an incentive stock option to acquire 20,000 shares of common stock at $4.00 per share, expiring June 11, 2003. In October of 1998 Dr. Bayne was granted an option to acquire 20,000 shares of common stock at $2.00 per share, expiring October 15, 2003. Leroy Bilanich owns an incentive stock option to acquire 20,000 shares of common stock at $1.50 per share, expiring June 11, 2003. In October of 1998 Mr. Bilanich was granted an option to acquire 20,000 shares of common stock at $2.00 per share, expiring October 15, 2003.

         No options were granted during fiscal 2000 to board members.

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

         (f) Employee Contracts and Change of Control Provisions
         -------------------------------------------------------

         MEDY has employment contracts with two executive officers as was described in Item 10, Executive Compensation. MEDY has no compensatory arrangement, which may result from a change-of-control of MEDY or a change in any executive officers responsibilities, except with Van Horsley, president and CEO. In that agreement, if Mr. Horsley is removed from his duties as President and CEO of MEDY, whether by sale of all, or a portion of MEDY, or the merger of MEDY into another entity, or the removal of Mr. Horsley from those positions of responsibility for any reason, then he is to be compensated with one years salary at the rate of $135,000 plus accrued vacation pay of $12,981. In addition, in the event of one of the above occurrences, Mr. Horsley will automatically vest any unvested Options and any clause in the Option Agreements referencing the termination of the Options upon termination of employment shall be waived. Also, the contracts for both Mr. Richmond and Mr. Kim are terminable for cause by either if they are not reelected to CADI's Board of Directors or if CADI's Board is increased in number other than by a vote of the Directors.

         (g) Re-pricing of Options
         -------------------------

No options were re-priced during the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         (a) and (b) Security ownership of certain beneficial owners and management.
------------------------------------------------------------------------

         At September 30, 1999, MEDY had only one class of outstanding voting securities, its common stock. The following table sets forth information as of December 12, 2000 with respect to the ownership of the Company's Common Stock for all directors, individually, all officers and directors as a group, and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise.


  Name of beneficial owner     Shares owned beneficially (1)  * Percent of class
  ------------------------     -----------------------------  ------------------

Edwin L. Adair, M.D. and Pat           1,054,290 (2)                 7.9%
Horsley Adair
317 Paragon Way
Castle Pines Village
Colorado, 80104

Daniel L. Richmond                     1,097,760 (4)                 8.0%
17052 Oak View Drive
Encino, CA. 91436

Chae U. Kim                            1,097,760 (4)                 8.0%
3231 Cheviot Vista Place
Los Angeles, CA. 90034

I. Dean Bayne, M.D.                       40,000                      .3%

Van A. Horsley                           519,686 (3)                 3.8%

Leroy Bilanich, Ed.D.                     40,000                      .3%

All officers and directors as a group  3,849,496 (5)                26.0%
(7 persons)

* Percent of class based upon shares outstanding on December 12, 2000 of 13,229,206.

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

(3) Includes 429,780 shares under presently exercisable stock options. Does not include options to acquire 400,000 shares exercisable at a price of $3.25 per share which vest based upon defined performance goals.

(4) Includes 450,000 shares under presently exercisable stock options. Does not include options to acquire 150,000 shares exercisable at $3.25, which vest upon defined performance goals.

(5) Includes shares referenced in notes (2) through (5).


         (c) Changes in Control.
         -----------------------

         MEDY knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of MEDY.

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

         Acquisition of Computer Age Dentist, Inc. Effective October 1, 1997, MEDY purchased all of the outstanding stock of Computer Age Dentist, Inc. of which Dan Richmond and Chae Kim were the majority owners. It was as a result of that transaction that Mr. Richmond and Mr. Kim became Directors of the Company. The business of CADI is further described in Item 1. Also as a result of the transaction, MEDY paid Mr. Richmond and Mr. Kim: 1,295,520 shares of its restricted common stock, promissory notes aggregating $300,000, and $254,697 in cash.

         The promissory notes to Messrs. Richmond and Kim were originally due on October 23, 1998. Because of working capital shortages, Mr. Richmond and Mr. Kim agreed to extend the maturity date of the remaining amounts due under the notes ($46,246.92 in the case of Mr. Richmond and $80,406.17 in the case of Mr. Kim) until its current maturity, September 30, 2001. These notes continue to bear interest at 12% per annum, with repayment subsequently subordinated to the InfoCure loan.

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

         MMD has appointed MEDY as its exclusive worldwide distributor for the USES products through June 30, 2000. MMD also granted MEDY a right of first refusal to distribute any further products MMD may develop. There are no minimum performance requirements under the distribution agreement, and MEDY need only purchase products at a discount to the list price it has already sold to third parties. The distribution agreement is attached as exhibit 10.16(*), and expired on July 1,2000.

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

10.14(o)       Amended and restated License Agreement with Edwin L.Adair

10.15(n)       401(k) Plan

10.16(p)       Micro Medical Distribution Agreement

10.17(p)       Employment Agreement with Dan Richmond

10.18(p)       Employment Agreement with Chae Kim

10.19(p)       Merchant Capital Agreement

10.20.(q)      Amendment No. 3 to Purchase Agreement between Medical Dynamics,
               Inc. and The Tail Wind Fund, Ltd.

10.21.(q)      Purchase Agreement between Medical Dynamics, Inc. and Resonance
               Limited.

10.22.(q)      Registration Rights Agreement between Medical Dynamics, Inc. and
               Resonance Limited.

10.23(c) Loan agreement between InfoCure Corporation and Medical Dynamics, Inc., dated October 28, 1999.

10.24(c) Merger Agreement between InfoCure Corporation, Medical Dynamics, Inc., and CADI Acquisition Corporation, dated December 21, 1999.

10.25(g) Amended and Restated Merger Agreement between InfoCure Corporation, Medical Dynamics, and CADI Acquisition Corporation, dated October 11, 2000

10.26(h) First amendment to the Amended and Restated Merger Agreement, dated October 30, 2000

10.27* Second amendment to the Amended and Restated Merger Agreement, dated December 19, 2000

21.1           Subsidiaries of MEDY:
               Computer Age Dentist, Inc., a California corporation

23.1*          Consent of Hein & Associates, LLP

----------
*              Filed herewith.

(a) Incorporated by reference from Registration Statement on Form S-1, SEC File No. 2-82856.

(b) Incorporated by reference from MEDY's Form 10-K for the period ended September 30, 1991.

(c) Incorporated by reference from MEDY's Form 10-KSB for the year ended September 30, 1999

(d) Incorporated by reference from MEDY's Form 10-K for the year ended September 30, 1984.

(e) Incorporated by reference from MEDY's Form 8-K reporting an event of February 8, 1985.

(f) Incorporated by reference from MEDY's Form 10-K for the year ended September 30, 1986.

(g) Incorporated by reference from MEDY's Form 8-K reporting an event of October 11, 2000.

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

(o) Incorporated by reference from MEDY's Form 10-QSB for the quarter ended June 30, 1995.

(b) Reports on Form 8-K

         During the period covered by this Report up to December 20, 2000, the Company filed the following reports on Form 8-K:


         November 2, 1999, reporting an event under Item 5 - Other Events December 23, 1999, reporting an event under Item 5 - Other Events
         April 10, 2000,  reporting an event under Item 5 - Other Events
         May 22, 2000, reporting an event under Item 5 - Other Events
         June 22, 2000, reporting an event under Item 5 - Other Events
         September 13, 2000, reporting an event under Item 5 - Other Events October 11, 2000, reporting an event under Item 5 - Other Events October 30, 2000, reporting an event under Item 5 - Other Events November 30, 2000, reporting an event under Item 5 - Other Events

SIGNATURES
----------

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

                                            MEDICAL DYNAMICS, INC.


                                            By:  /s/  Van A. Horsley
                                               --------------------------------
                                                      Van A. Horsley,
                                                      President

                                            By:  /s/  Peter Tatar
                                               --------------------------------
                                                      Peter Tatar,
                                                      Controller, Principal
                                                      Accounting Officer


         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


December 20, 2000                           By:  /s/  Van A. Horsley
                                               --------------------------------
                                                      Van A. Horsley, Principal
                                                      Executive Officer,
                                                      Principal Financial
                                                      Officer, and Director

December 20, 2000                           By:  /s/  Edwin L. Adair
                                               --------------------------------
                                                      Edwin L. Adair, M.D.,
                                                      Chairman of the Board and
                                                      Director

December 20, 2000                           By:  /s/  Daniel L. Richmond
                                               --------------------------------
                                                      Daniel L. Richmond,
                                                      Director

December 20, 2000                           By:  /s/  Chae U. Kim
                                               --------------------------------
                                                      Chae U. Kim, Director

December 20, 2000                           By:  /s/  I. Dean Bayne
                                               --------------------------------
                                                      I. Dean Bayne, M.D.,
                                                      Director

December 20, 2000                           By:  /s/  Pat Horsley Adair
                                               --------------------------------
                                                      Pat Horsley Adair,
                                                      Director

December 20, 2000                           By:  /s/  Leroy Bilanich
                                               --------------------------------
                                                      Leroy Bilanich, Director

                     Medical Dynamics, Inc. and Subsidiaries

                        Consolidated Financial Statements
                               For the Years Ended
                           September 30, 2000 and 1999


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - September 30, 2000..............................F-3

Consolidated Statements of Operations - For the Years
         Ended September 30, 2000 and 1999...................................F-4

Consolidated Statements of Stockholders' Equity - For the Years
         Ended September 30, 2000 and 1999...................................F-5

Consolidated Statements of Cash Flows - For the Years
         Ended September 30, 2000 and 1999...................................F-6

Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Medical Dynamics, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of Medical Dynamics, Inc. and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Dynamics, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

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



/s/ HEIN + ASSOCIATES LLP
-------------------------
HEIN + ASSOCIATES LLP

Denver, Colorado
November 30, 2000


                           MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2000

                                           ASSETS
                                           ------
CURRENT ASSETS:
    Cash and equivalents                                                          $    330,800
    Trade receivables, less allowance for doubtful accounts of $19,600                  43,300
    Inventories                                                                          2,500
    Prepaid expenses and other                                                             700
                                                                                  ------------
             Total current assets                                                      377,300
                                                                                  ------------

SOFTWARE DEVELOPMENT AND SUPPORT:
    Software development costs, net of accumulated amortization of $1,321,800        1,948,200
    Technical support contracts, net of accumulated amortization of $890,700           593,800
                                                                                  ------------
             Total software development and support                                  2,542,000
                                                                                  ------------
PROPERTY AND EQUIPMENT:
    Demonstration equipment                                                            143,000
    Machinery and equipment                                                            606,100
    Furniture and fixtures                                                             235,600
    Leasehold improvements                                                              54,500
                                                                                  ------------
                                                                                     1,039,200
    Less accumulated depreciation and amortization                                    (753,900)
                                                                                  ------------
         Property and equipment, net                                                   285,300
                                                                                  ------------

OTHER ASSETS:
         Goodwill, net of accumulated amortization of $225,500                       1,050,600
         Deposits and other                                                             42,500
                                                                                  ------------
             Total other assets                                                      1,093,100
                                                                                  ------------

TOTAL ASSETS                                                                      $  4,297,700
                                                                                  ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
    Current maturities of notes payable                                           $  2,002,200
    Accounts payable and accrued expenses                                              665,900
    Unearned revenue                                                                   269,800
                                                                                  ------------
             Total current liabilities                                               2,937,900
                                                                                  ------------

NOTES PAYABLE, net of current portion                                                  135,900


STOCKHOLDERS' EQUITY:

    Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued            --
    Common stock, $.001 par value; authorized 30,000,000 shares, issued and
        outstanding 13,229,206 shares                                                   13,200
    Additional paid-in capital                                                      28,353,200
    Accumulated deficit                                                            (27,142,500)
                                                                                  ------------
             Total stockholders' equity                                              1,223,900
                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  4,297,700
                                                                                  ============

             See accompanying notes to these consolidated financial statements.

                                             F-3


                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        FOR THE YEARS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
NET SALES:
    Dental products:
         Software, training, and installation       $    796,300    $  3,809,700
         Equipment                                       222,200       4,495,900
         Support services                              2,669,500       2,522,400
    Medical products                                      11,300         130,700
                                                    ------------    ------------
                                                       3,699,300      10,958,700
                                                    ------------    ------------
COST OF SALES:
    Dental products:
         Software, training, and installation            616,200       1,133,000
         Equipment                                       365,400       4,015,300
         Support services                                679,100         924,700
    Medical products                                      54,500          34,600
                                                    ------------    ------------
                                                       1,715,200       6,107,600
                                                    ------------    ------------

GROSS PROFIT                                           1,984,100       4,851,100
                                                    ------------    ------------

OPERATING EXPENSES:
    Selling and marketing                                608,000       3,679,800
    General and administrative                         2,945,500       4,983,300
    Stock-based compensation                              24,400          49,600
    Research and development                                --             2,900
    Impairment of goodwill                                  --           655,200
                                                    ------------    ------------
         Total operating expenses                      3,577,900       9,370,800
                                                    ------------    ------------

OPERATING LOSS                                        (1,593,800)     (4,519,700)

OTHER INCOME (EXPENSE):
    Other income                                           3,800          44,900
    Interest income                                       14,300          13,500
    Interest expense                                    (375,700)       (650,000)
    Loss on Command settlement                              --          (286,800)
                                                    ------------    ------------
                                                        (357,600)       (878,400)
                                                    ------------    ------------

NET LOSS                                            $ (1,951,400)   $ (5,398,100)
                                                    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $       (.15)   $       (.52)
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         13,087,200      10,312,700
                                                    ============    ============


       See accompanying notes to these consolidated financial statements.



                                   MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                    COMMON STOCK          Additional
                                                                              ------------------------     Paid-in
                                                                               Shares        Amount        Capital
                                                                              ---------   ------------   -----------
BALANCE, October 1, 1998                                                     10,034,500   $     10,000   $ 25,246,900

    Conversion of debentures to common stock:
        Principal, net of discount                                            1,144,900          1,200      1,142,200
        Accrued interest                                                        101,300            100        125,900
    Fair value of warrants issued for debt discount and issuance costs             --             --          299,400
    Proceeds from exercise of options                                            98,000            100        141,400
    Proceeds from sale of common stock, net of offering costs of $32,900        523,800            500        766,600
    Additional shares issued pursuant to terms of agreement                     311,800            300           (300)
    Attribution of compensation under stock options and warrants:
        Employee                                                                   --             --           32,100
        Non-employee                                                               --             --           17,500
    Net loss                                                                       --             --             --
                                                                           ------------   ------------   ------------

BALANCE, September 30, 1999                                                  12,214,300         12,200     27,771,700

    Conversion of debentures to common stock:
        Principal, net of discount                                              729,340            720        372,980
    Proceeds from exercise of options                                           207,700            200        184,200
    Additional shares issued pursuant to terms of agreement                      77,866             80            (80)
    Attribution of compensation under stock options and warrants:
        Non-employee                                                               --             --           24,400
    Net loss                                                                       --             --             --
                                                                           ------------   ------------   ------------

BALANCE, September 30, 2000                                                  13,229,206   $     13,200   $ 28,353,200
                                                                           ============   ============   ============


Table continues on following page.

                           See accompanying notes to these consolidated financial statements.



                                 MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                               (Continued)


                                                                            Accumulated
                                                                              Deficit         Total
                                                                            ------------   ------------
BALANCE, October 1, 1998                                                   $(19,793,000)   $  5,463,900

    Conversion of debentures to common stock:
        Principal, net of discount                                                 --         1,143,400
        Accrued interest                                                           --           126,000
    Fair value of warrants issued for debt discount and issuance costs             --           299,400
    Proceeds from exercise of options                                              --           141,500
    Proceeds from sale of common stock, net of offering costs of $32,900           --           767,100
    Additional shares issued pursuant to terms of agreement                        --              --
    Attribution of compensation under stock options and warrants:
        Employee                                                                   --            32,100
        Non-employee                                                               --            17,500
    Net loss                                                                 (5,398,100)     (5,398,100)
                                                                           ------------    ------------

BALANCE, September 30, 1999                                                 (25,191,100)      2,592,800

    Conversion of debentures to common stock:
        Principal, net of discount                                                 --           373,700
    Proceeds from exercise of options                                              --           184,400
    Additional shares issued pursuant to terms of agreement                        --              --
    Attribution of compensation under stock options and warrants:
        Non-employee                                                               --            24,400
    Net loss                                                                 (1,951,400)     (1,951,400)
                                                                           ------------    ------------

BALANCE, September 30, 2000                                                $(27,142,500)   $  1,223,900
                                                                           ============    ============


                   See accompanying notes to these consolidated financial statements.

                                               F-5(Con't)



                              MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              FOR THE YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                           --------------------------
                                                                               2000          1999
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(1,951,400)   $(5,398,100)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
             Common stock options granted for compensation
               and other services                                               24,400         49,600
             Depreciation expense                                              135,900        191,800
             Amortization of intangible assets                                 887,900        937,000
             Amortization of debt discount and issuance costs                  123,000        446,500
             Conversion of accrued interest on debentures to common stock         --          126,000
             Bad debt expense                                                     --           82,300
             Impairment of goodwill                                               --          655,200
             Loss on disposal of Command, less cash received                      --          279,500
             Provision for obsolete and slow-moving inventories                   --           23,700
             Other                                                                --          (23,200)
             Changes in operating assets and liabilities, net of
                 effects of acquisitions:
                   Decrease (increase) in:
                      Trade receivables                                        211,100        454,000
                      Inventories                                              186,700        621,700
                      Prepaid expenses and other                                22,700         13,100
                   Increase (decrease) in:
                      Accounts payable and accrued expenses                   (453,700)       263,500
                      Unearned revenue                                         (98,700)        (1,600)
                                                                           -----------    -----------
             Net cash used in operating activities                            (912,100)    (1,279,000)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in restricted cash                                                   --           50,000
    Software development costs                                                 (68,200)      (229,100)
    Purchase of property and equipment                                            --          (85,800)
                                                                           -----------    -----------
             Net cash used in investing activities                             (68,200)      (264,900)
                                                                           -----------    -----------


                See accompanying notes to these consolidated financial statements.

                                              F-6

                         MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Continued)

                                                                    FOR THE YEARS ENDED
                                                                       SEPTEMBER 30,
                                                                --------------------------
                                                                    2000          1999
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable                             (353,300)    (453,900)
    Payment of debt issue costs                                         --        (90,900)
    Proceeds from issuance of common stock                              --        767,100
    Proceeds from exercise of common stock options                   184,400      141,500
    Proceeds from issuance of convertible debentures                    --        400,000
    Proceeds from shareholder loan                                      --        400,000
    Proceeds from short-term borrowings                            1,300,000    5,991,500
    Repayment of short-term borrowings                                  --     (5,984,500)
                                                                ------------   ----------
             Net cash provided by financing activities             1,131,100    1,170,800
                                                                ------------   ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      150,800     (373,100)


CASH AND EQUIVALENTS, beginning of year                              180,000      553,100
                                                                ------------   ----------

CASH AND EQUIVALENTS, end of year                               $    330,800   $  180,000
                                                                ============   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
    Cash paid for interest                                      $    161,900   $  100,500
                                                                ============   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    Conversion of accounts payable to debt                      $       --     $  118,600
                                                                ============   ==========
    Conversion of debentures to common stock, net of discount   $    373,700   $1,143,400
                                                                ============   ==========
    Conversion of accrued interest to notes payable             $       --     $    9,200
                                                                ============   ==========
    Fair value of warrants issued for debt discount             $       --     $   40,000
                                                                ============   ==========
    Debt issuance costs incurred for convertible debentures     $       --     $  259,400
                                                                ============   ==========


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

       Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Age Dentist, Inc. (CADI), Information Presentation Systems, Inc.
       (IPS) and DOM, Inc., d/b/a Command Dental Systems (Command). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.


       Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results could differ from those estimates.

       The Company's consolidated financial statements are based on a number of estimates, including the allowance for doubtful accounts, the provision for obsolete and slow-moving inventories, the selection of estimated useful lives of intangible assets and property and equipment, realization of long-lived assets, assumptions affecting the valuation of common stock issued in business combinations, and stock options and warrants granted to non-employees. It is reasonably possible that estimates affecting the provision for obsolete and slow-moving inventories and realization of long-lived assets will change in the forthcoming year and such revisions could be material.

       Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2000, cash equivalents include a mutual fund that invests in money market instruments.

       Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of miscellaneous computer hardware.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       The total amount charged to expense in the statements of operations for amortization of capitalized software costs was $465,700 and $446,100 for the years ended September 30, 2000 and 1999, respectively, and is included in cost of sales.

       Costs incurred in researching, designing and planning for the development of new software are classified as research and development expenses and are charged to operations as incurred.

       Other Intangible Assets - Other intangible assets are stated at cost and are amortized utilizing the straight-line method over the following estimated useful lives:

                                                    Years
                                                   -------

          Technical support contracts                 5
          Goodwill                                    15
          Non-compete agreements                      5
          Patents and trademarks                    3 - 10


       Debt Issuance Costs - Debt issuance costs are amortized using the interest method over the term of the related debt.

       Impairment of Long-Lived Assets - Management of the Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If the net carrying value exceeds the net cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value. During the year ended September 30, 1999, management determined that certain goodwill was impaired due to the closing of certain regional operations, and recorded a loss on impairment of $655,200. No loss on impairment was recorded during the year ended September 30, 2000.

       Research and Development - Research and development costs are charged to operations in the period incurred.

       Advertising - Advertising costs are expensed the first time the advertisement is run. Total advertising costs charged to operations amounted to $74,200 and $503,400 for the years ended September 30, 2000 and 1999, respectively.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same in 1999 and 2000 as all potential common shares were antidilutive.

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       allocate resources and in assessing performance. The only material segment that the Company is currently engaged in is the dental products segment. Accordingly, the accompanying financial statements do not include disclosures for the immaterial medical products segment.


2.     LIQUIDITY:
       ---------

       Through September 30, 2000, the Company has incurred substantial operating losses and negative cash flows from operations. The Company's future viability depends on its ability to increase sales, curtail expenditures and become profitable.

       As discussed further in Note 8, the Company entered into an agreement to be acquired, was successful in obtaining additional debt financing of $250,000 in October 2000 and extended payments terms on certain notes payable. However, management believes additional capital is necessary to fund existing working capital requirements. The Company's ability to continue as a going concern is dependent on completing the acquisition, or raising additional capital.


3.     LONG-TERM LIABILITIES:
       ---------------------

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

       In July 1998, the Company issued additional convertible debentures totaling $1,100,000. The conversion price is equal to the average of the two lowest closing bid prices of the Company's common stock as reported by NASDAQ during the 60 trading days preceding the conversion date. The Company received net proceeds of $1,003,000 from the debentures, after paying all costs related to the issuance. Through September 30, 1999, the holder had converted $800,000 of debentures to 910,200 shares of common stock. In October 1999 and January 2000, the holder converted the remaining $300,000 of debentures to 575,273 shares of common stock.

       The Company also granted the Debenture holder a warrant to purchase 110,000 shares of the Company's common stock. The warrant is exercisable until July 31, 2003 at an exercise price of $2.58. The estimated fair value of this warrant of $100,000 was accounted for as a discount on the convertible debentures.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In November 1998, the Company issued an additional $400,000 of convertible debentures with terms similar to the July 1998 issuance described above. The Company also agreed to issue an additional warrant for 40,000 shares exercisable until November 2003 at an exercise price of $2.58 per share. The estimated fair value of the warrants of $40,000 was accounted for as a discount on the convertible debenture.

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

       In January 2000, the holder converted $102,600 of debentures to 154,067 shares of common stock. The debenture holder attempted to convert all remaining 1998 debentures but was precluded from doing so due to a provision under which a maximum of 1,880,000 total shares can be issued to the debenture holder. As a result, the balance of $297,400 of debentures were unable to be converted and this amount is now due on demand. In addition, the Company was required to pay a premium of 15% of the demand note to the debenture holder. This amount totaling approximately $44,000 is included in accrued expenses as of September 30, 2000.

       Notes Payable - At September 30, 2000, long-term debt consists of the following:

          Notes payable to InfoCure:
            Interest at 12%, due September 2001 or upon sale of
            the Company, collateralized by substantially all of
            the Company's assets                                     $1,300,000

          Note payable to shareholder (former debenture holder):
            Interest at 8%, due on demand, unsecured                    297,400

          Notes payable to former shareholders of CADI:
            Interest at 12%, due September 2001 or upon sale of the
            Company, subordinated to the note payable to InfoCure       126,700

          Notes payable to former owners of Command:
            Interest at 6%, due April 2003, unsecured                   240,200
            Discount for below-market interest, net of accumulated
            amortization of $21,110                                     (26,500)
                                                                     ----------
                Net                                                     213,700
                                                                     ----------

          Note payable to shareholder:
            Interest at 12%, due September 2001 or upon sale of the
            Company, collateralized by substantially all of the
            Company's assets, subordinated to the note payable
            to InfoCure                                                 200,300
                                                                     ----------

                Total notes payable                                   2,138,100

            Less current maturities                                  (2,002,200)
                                                                     ----------

                Notes payable, less current maturities               $  135,900
                                                                     ==========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The effective interest rate on the debt incurred under the notes payable to the former owners of CADI and Command was 15% to 16%.

       As of September 30, 2000, aggregate maturities of notes payable are as follows:

       Year Ending September 30,       Principal      Discount         Net
       -------------------------       ----------     ---------     ----------

        2001                           $2,018,000      $15,900      $2,002,100
        2002                              100,200        9,100         91,100
        2003                               46,400        1,500         44,900
                                       ----------     ---------     ----------

           Total                       $2,164,600      $26,500      $2,138,100
                                       ==========      =======      ==========


4.     STOCKHOLDERS' EQUITY:
       ---------------------

       In March 1999, an unaffiliated entity purchased 523,800 shares of the Company's common stock for $800,000. In addition, the Company agreed to issue additional shares to this entity at various determination dates which are intended to compensate the entity for one-third of any decrease in the market price of the Company's stock. As of September 30, 2000, the Company has issued an additional 389,666 shares under this agreement. The Company has no further obligations under the agreement.

       Stock Option Plan - The Company has two stock option plans under which incentive and non-qualified stock options may be granted to officers, directors, employees, and consultants. Incentive stock options are required to have an exercise price which is not less than the fair market value of the stock at the date of grant. Under the first plan which was approved by shareholders in October 1988, an aggregate of 1,000,000 shares were reserved for issuance pursuant to the terms of the plan. Under the second plan which was approved by shareholders in June 1998, an

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       aggregate of 1,500,000 shares were reserved for issuance pursuant to the terms of the plan. The maximum term is 10 years for options granted under both plans. Activity in the 1988 and 1998 stock option plans for the years ended September 30, 2000 and 1999 is as follows:

                                                      1998 Plan                    1998 Plan
                                              --------------------------  -------------------------
                                                            Weighted                   Weighted
                                                             Average                    Average
                                              Number of   Exercise Price  Number of  Exercise Price
                                               Shares       Per Share       Shares     Per Share
                                              ---------     ---------     ---------    ---------
         Outstanding, October 1, 1998            57,200     $   1.74          --       $   --
               Granted                             --            --        234,800          .93
               Exercised                           --            --           --           --
               Cancled                           (5,000)        3.00          --           --
                                              ---------                   --------
         Outstanding, September 30, 1999         52,200         1.61       234,800          .93
               Granted                             --            --         40,000         1.81
               Exercised                           --            --       (207,700)         .89
               Canceled                            --            --        (44,100)        1.64
                                              ---------                  ---------
         Outstanding, September 30, 2000         52,200     $   1.61        23,000     $   1.47
                                              =========                  =========


       Options available for future grant at September 30, 2000 totaled 1,225,200 shares under the 1998 plan. No shares were available for future grants under the 1988 plan.

       As of September 30, 2000, all options outstanding under the 1988 plan are vested and 23,000 are vested under the 1998 plan. If not previously exercised, options outstanding at September 30, 2000, will expire as follows:

                                         1988 Plan               1998 Plan
                                   ---------------------   ---------------------
                                   Number of    Exercise   Number of   Exercise
        Year Ending September 30,   Shares       Price      Shares       Price
        -------------------------  ---------   ---------   ---------   ---------

          2001                        37,200    $   1.38         --     $    --
          2002                        10,000        2.00         --          --
          2003                         5,000        2.63         --          --
          2004                         --            --       20,000        1.50
          2005                         --            --        3,000        1.25
                                   ---------               ---------

                                      52,200    $   1.61      23,000    $   1.47
                                   =========               =========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Non-Qualified Stock Options and Warrants - The Company has also granted non-qualified stock options and warrants to officers, directors, employees, consultants, and lenders. The following is a summary of activity during the years ended September 30, 2000 and 1999:

                                                                    Weighted
                                                                     Average
                                                   Number of     Exercise Price
                                                    Shares          Per Share
                                                   ---------        ---------

        Outstanding, September 30, 1998            4,236,500        $   3.28

          Granted to:
             Employees                               610,800            3.04
             Consultants                             100,000            1.50
             Convertible debenture holders            40,000            2.58
          Canceled                                (1,468,700)           3.70
          Exercised                                  (98,000)           1.44
                                                   ---------

        Outstanding, September 30, 1999            3,420,600            2.99

           Granted                                      --               --
           Canceled                                 (161,000)           3.25
           Exercised                                    --               --
           Expired:
              Employees                             (160,900)           1.13
              Consultants                            (75,000)           4.50
                                                   ---------

        Outstanding, September 30, 2000            3,023,700            3.03
                                                   =========

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       If not previously exercised, non-qualified options and warrants expire as follows:

                                                             Weighted
                                                             Average
           Year Ending                      Number of        Exercise
           September 30,                      Shares          Price
           ------------                    ----------        --------

           2001                               182,000        $  1.73
           2001                               250,000           2.87
           2001                               115,000           3.75
           2002                                10,200           3.00
           2003                                52,000           1.50
           2003                               258,900           2.68
           2003                               274,800           3.84
           2004                               140,800           1.60
           2004                                40,000           2.58
           2005                             1,200,000           3.25
           2006                               500,000           3.25
                                           ----------

                                            3,023,700
                                           ==========


       At September 30, 2000, a total of 2,323,700 non-qualified stock options and warrants are vested. Unvested employee performance options were outstanding for 700,000 shares. These options vest when the Company achieves various revenue levels. The Company also has 20,000 options outstanding that vest at future dates. Vesting under most of these options can be accelerated if various performance targets are achieved.

       During the years ended September 30, 2000 and 1999, the Company recognized compensation expense of $0 and $32,100, respectively, related to employee performance options. The ultimate amount of compensation expense related to the employee performance options will be determined based on the market value of the Company's common stock on the date that the options vest.

       The fair value of options granted to non-employees in 1999 (no options were granted to non-employees in 2000) was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

            Expected volatility                      78.0%
            Risk-free interest rate                   6.0%
            Expected dividends                        0.0%
            Expected terms (in years)                  .7

                    MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       For the years ended September 30, 2000 and 1999, options granted to non-employees resulted in the recognition of approximately $24,400 and $17,500, respectively, of compensation expense.

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

                                                  Years Ended September 30,
                                              --------------------------------
                                                   2000              1999
                                              --------------    --------------
             Net loss:
                   As reported                $   (1,951,400)   $   (5,398,100)
                   Pro forma                      (1,992,600)       (6,739,100
             Net loss per common share:
                   As reported                $         (.15)   $         (.52)
                   Pro forma                            (.15)             (.65)


       For purposes of the above pro forma amounts, the weighted average fair value of options granted to employees for the years ended September 30, 2000 and 1999 was $1.25 and $1.00, respectively. The fair value of each employee option granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 Years Ended September 30,
                                                --------------------------
                                                  2000              1999
                                                --------          --------
             Expected volatility                 100.8%             81.0%
             Risk-free interest rate               6.0%              6.0%
             Expected dividends                    0.0%              0.0%
             Expected terms (in years)             5.0               4.5

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     INCOME TAXES:
       ------------

       The amounts which give rise to the net deferred tax asset at September 30, 2000, are as follows:

          Net operating loss carryforwards                        $  8,497,000
          Compensation expense related to stock options                109,000
          Research and development tax credit carryforwards             20,000
          Other                                                        137,000
                                                                  ------------
          Total Deferred Tax Assets                                  8,763,000

          Valuation Allowance                                       (8,763,000)
                                                                  ------------

                                                                  $       --
                                                                  ============


       Management has determined that a valuation allowance equal to the deferred tax assets is required since it is more likely than not that the benefits of these assets will not be realized. The valuation allowance decreased by approximately $175,000 and increased by approximately $900,000 during the years ended September 30, 2000 and 1999, respectively.

       At September 30, 2000, the Company has approximately $22,879,000 of net operating loss carryforwards, and approximately $20,000 of research and development tax credit carryforwards, both of which expire in varying amounts from 2001 through 2020. Usage of the net operating loss carryforwards may be limited by Section 382 of the Internal Revenue Code.


6.     EMPLOYEE BENEFIT PLAN:
       ----------------------

       The Company maintains a defined contribution 401(k) plan which covers eligible employees as defined in the plan document. Matching contributions are at the discretion of the Company. For the years ended September 30, 2000 and 1999, matching contributions totaled approximately $8,800 and $11,000, respectively.


7.     COMMITMENTS AND CONTINGENCIES:
       -----------------------------

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

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       During 1997, the license agreement was amended to eliminate the minimum annual royalty and to provide for future royalties generally equal to 2% of sales of the products that relate to the technology. For the years ended September 30, 2000 and 1999, the Company did not incur any royalty expense related to this agreement. The license agreement may be terminated by the Chairman in certain circumstances and the rights to the patents may revert to him if commercial development of the related products does not occur within prescribed deadlines.

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

           Years Ending September 30,
           --------------------------

                   2001                             $   155,600
                   2002                                 108,000
                   2003                                   9,000
                                                    -----------

                                                    $   272,600
                                                    ===========


       Total rent expense was $321,500 and $430,400, net of sublease rentals received, for the years ended September 30, 2000 and 1999, respectively.

       Employment Agreements - The Company has employment agreements with two individuals who are officers or directors of the Company or CADI. As of September 30, 2000, the agreements were effective for a remaining period of two years with an annual aggregate compensation of $210,000.

       Contingencies - The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract incidental to the operations of its business. The Company is currently involved in some incidental litigation which it believes will not have a material adverse effect on its financial condition or results of operations. Management has created a legal reserve for this litigation which it believes is sufficient to cover these claims.

       During the year ended September 30, 1999, the Company settled litigation against the former principals of Command Dental Systems, a business acquired by the Company in April 1998, resulting in a loss of approximately $287,000.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     SUBSEQUENT EVENTS:
       ------------------

       In December 1999, the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (InfoCure) wherein InfoCure will acquire 100% of the outstanding common stock of the Company in exchange for common and preferred shares of InfoCure. This agreement was amended in October 2000 and the Company anticipates closing the transaction during fiscal year 2001. If the agreement is breached by the Company, the Company may, pursuant to specific details outlined in the agreement, be responsible for reimbursement of InfoCure's costs and expenses incurred in connection with the agreement and payment of a $250,000 termination fee.

       In October 2000, InfoCure advanced the Company an additional $250,000 at an interest rate of 12% and extended the maturity of the entire indebtedness until September 30, 2001.