Form 10QSB
period 2000-12-31
MEDICAL DYNAMICS INC
filed 2001-02-13
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from _________ to ___________.


                         COMMISSION FILE NUMBER: 0-8632
                                                 ------


                             MEDICAL DYNAMICS, INC.
               ----------------------------------------------------
              (Exact name of Registrant as specified in its charter)


           Colorado                                             84-0631765
 ------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)



400 Inverness Dr. South, Suite 200, Englewood, CO                  80112
    --------------------------------------                        --------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: 303-486-5818
                                                    ------------

Former name, former address and former fiscal year, if changed since last report: 99 Inverness Dr. East, Englewood, CO 80112
       --------------------------------------------


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

The number of shares outstanding of each of the issuer's classes of common stock, as of February 14, were 13,229,206 shares, $.001 par value.


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                        MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                         UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                        12/31/00        9/30/00
                                                           -----------    -----------

CURRENT ASSETS:
  Cash and equivalents                                     $   534,300    $   330,800
  Trade receivables, less allowance for
   doubtful accounts of $19,400 and $19,600                     76,800         43,300
  Inventories                                                    2,500          2,500
  Prepaid expenses and other                                     7,600            700
                                                           -----------    -----------
     Total Current Assets                                      621,200        377,300
                                                           -----------    -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
   accumulated amortization of $1,438,600
   and $1,321,800                                            1,831,400      1,948,200
  Technical support contracts, net of
  accumulated amortization of $964,900
   and $890,700                                                519,600        593,800
                                                           -----------    -----------
                  Total Software Development and Support     2,351,000      2,542,000
                                                           -----------    -----------


PROPERTY AND EQUIPMENT:
  Demonstration equipment                                      143,000        143,000
  Machinery and equipment                                      606,100        606,100
  Furniture and fixtures                                       235,600        235,600
  Leasehold improvements                                        54,500         54,500
                                                           -----------    -----------
                                                             1,039,200      1,039,200
  Less accumulated depreciation and
   Amortization                                               (781,100)      (753,900)
                                                           -----------    -----------
     Property and Equipment, Net                               258,100        285,300
                                                           -----------    -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $246,900 and $225,500                     1,029,200      1,050,600
  Non-compete agreement's net of accumulated
   Amortization of $189,200 and $181,700                        10,000         17,500
  Patents and trademarks, net of accumulated
   Amortization of $795,800 and $795,700                         2,900          3,000
  Deposits and other                                            22,000         22,000
                                                           -----------    -----------
     Total Other Assets                                      1,064,100      1,093,100
                                                           -----------    -----------
TOTAL ASSETS                                               $ 4,294,400    $ 4,297,700
                                                           ===========    ===========


                                         -2-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     12/31/00         9/30/00
                                                   ------------    ------------

CURRENT LIABILITIES:
  Current maturities of notes payable &
   convertible debentures                          $  2,255,800    $  2,002,200
  Accounts payable                                       45,400          66,000
  Accrued expenses                                      511,900         599,900
  Unearned revenue                                      269,100         269,800
                                                   ------------    ------------
     Total Current Liabilities                        3,082,200       2,937,900
                                                   ------------    ------------

NOTES PAYABLE, net                                      113,700         135,900


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   13,229,206 and 13,229,206 shares                      13,200          13,200
  Additional paid-in capital                         28,353,200      28,353,200
  Accumulated deficit                               (27,267,900)    (27,142,500)
                                                   ------------    ------------
     Total Stockholders' Equity                       1,098,500       1,223,900
                                                   ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  4,294,400    $  4,297,700
                                                   ============    ============


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Quarter Ended
                                                           December 31
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

NET SALES:
    Software, training & installation            $     44,100      $    530,100
    Equipment                                               0           173,900
    Support services                                  625,600           645,100
                                                 ------------      ------------
                                                      669,700         1,349,100
                                                 ------------      ------------

COST OF SALES:
    Software, training & installation                 142,800           169,200
    Equipment                                               0           250,700
    Support services                                  146,500           188,300
                                                 ------------      ------------
                                                      289,300           608,200
                                                 ------------      ------------

GROSS PROFIT                                          380,400           740,900
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling & marketing                                  20,200           199,900
  General & administrative                            440,100           877,400
  Stock based compensation                               --              24,400
                                                 ------------      ------------
  Total operating expenses                            460,300         1,101,700
                                                 ------------      ------------

OPERATING INCOME (LOSS)                               (79,900)         (360,800)

OTHER INCOME (EXPENSE):
  Other income                                         20,000                 0
  Interest income                                       4,300             2,500
  Interest expense                                    (69,800)          (90,100)
                                                 ------------      ------------
                                                      (45,500)          (87,600)


NET INCOME (LOSS)                                $   (125,400)     $   (448,400)
                                                 ============      ============

Earnings per share                               $      (0.01)     $      (0.04)
                                                 ============      ============

Weighted average number
Of shares outstanding                              13,226,500        11,047,800
                                                 ============      ============


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                              December 31
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
Cash Flows From Operating Activities:
  Net Loss                                             $(125,400)     $(448,400)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for
compensation and other services                             --           24,400
Depreciation expense                                      27,100         29,600
Amortization of intangible assets                        220,000        228,200
Amortization of debt discount and issuance
costs                                                      4,400         47,900
Changes in operating assets and
  Liabilities, net of effect
  Of acquisitions:
   Decrease (increase) in:
    Trade receivable                                     (33,500)        59,000
    Restricted Cash                                         --                0
    Inventories                                             --           90,700
    Prepaid expenses and other assets                     (6,800)        12,100
   Increase (decrease) in:
    Accounts payable                                     (20,600)      (320,900)
    Accrued expenses                                     (88,100)        47,600
    Unearned revenue                                        (700)        22,800
                                                       ---------      ---------
  Net cash used in operating activities                  (23,600)      (207,000)
                                                       ---------      ---------

Cash Flows From Investing Activities:
  Software development costs                                --          (48,000)
                                                       ---------      ---------
Net cash used in investing activities                       --          (48,000)
                                                       ---------      ---------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                                          Three Months Ended
                                                             December 31
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------

Cash Flows From Financing Activities:
  Proceeds from borrowings                               250,000        500,000
  Principal payments related to:
    Notes Payable                                        (22,900)      (279,300)
    Capital lease obligations                               --          (12,100)
  Proceeds from exercise of options of
    common stock                                            --          126,700
                                                       ---------      ---------
Net cash provided by (used in)financing
activities                                               227,100        335,300
                                                       ---------      ---------

Net Increase/(decrease) in Cash and
Equivalents                                              203,500         80,300
Cash and Equivalents, beginning of period                330,800        180,000
                                                       ---------      ---------
Cash and Equivalents, end of period                    $ 534,300      $ 260,300
                                                       =========      =========

Supplemental Disclosures of Cash Flow
   Information:

  Cash paid for interest                               $  22,900      $  12,400
                                                       =========      =========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
 Conversion of debentures to common stock,
    Net of discount                                         --        $ 185,700


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 2000. The results of operations for the period ended December, 31 2000 is not necessarily indicative of operating results for a full year.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At December 31, 2000, MEDY had 2,356,837 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 3,066,837 at December 31, 2000.

NOTE 3.  INVENTORIES

     Inventories consist of the following at December 31, 2000 and 1999:

                                             December 31   September 30
                                                 2000           2000
                                              ---------      ---------

Raw materials and replacement parts           $ 186,700      $ 186,700
Finished goods                                   29,200         29,200
Allowance for obsolescence                     (213,400)      (213,400)
                                              ---------      ---------
                                              $   2,500      $   2,500
                                              =========      =========


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General Discussion
------------------

     Medical Dynamics, Inc., a Colorado corporation (OTCBB-MEDY) incorporated in March 1971 ("MEDY" or the "Company"), is engaged in the development and marketing of practice management software and related products for the dental profession. MEDY's principal product is practice management software utilized by the dental profession.

     As discussed in Note 2 to the audited financial statements as of September 30, 2000, (see MEDY's form 10-KSB for the year ended September 30, 2000 and the accompanying audited financial statements) the Company has suffered recurring losses and negative cash flows from operations which generated a working capital deficit of $2,560,600 at September 30, 2000 and working capital deficit of $2,461,000 at December 31, 2000. Unless the Company can obtain additional debt, raise additional equity, or complete the announced transaction with InfoCure Corporation as described below, there is substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Item 6 of the September 30, 2000 Form 10-KSB, in Note 2 of the financial statements included in the Form 10KSB, and also in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX agreed to exchange its shares for 100% of the outstanding common stock of Medical Dynamics. This agreement has been amended several times, restated in its entirety in October 2000, and again amended. Based on the amendment which became effective on December 19, 2000, if the MEDY shareholders approve the transaction when presented, MEDY shareholders will receive consideration from both InfoCure and PracticeWorks, currently a division of InfoCure but to be spun off to the InfoCure shareholders at the rate of one share of PracticeWorks common stock for each four shares of InfoCure common stock held at the time of the spin-off. After the spin-off InfoCure (to become known as "VitalWorks" and retaining InfoCure's assets and operations in the medical products industry) and PracticeWorks (which will acquire and continue InfoCure's dental products applications) will be entirely independent. MEDY has consented to the spin-off and InfoCure's assignment of the merger agreement to PracticeWorks. If the MEDY shareholders approve the transaction:

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


If InfoCure does not complete the spin-off by February 28, 2001, InfoCure will pay all of the merger consideration and will issue the preferred stock. Neither transaction will be a tax-free reorganization.

     Since October 28, 1999, InfoCure has lent the Company a total of $1,650,000 at an interest rate of 12%, due at maturity, for the purpose of repayment of debt and for working capital. As of December 31, 2000 the amount lent totaled $1,550,000. Unless further extended by INCX, this loan will come due December 31, 2001. As collateral for the loan, the Company pledged substantially all of its assets and certain of MEDY's principal shareholders who are also significant creditors have agreed to subordinate their claims to InfoCure.

     There can be no assurances that the transaction with InfoCure will be completed as contemplated, either with InfoCure or with PracticeWorks. The transaction is subject to shareholder approval and other risks associated with complex transactions of this nature. If this transaction is not completed, as described above and in MEDY's annual report on Form 10-KSB for the September 30, 2000 fiscal year, there will be substantial doubt of MEDY's ability to continue its business and pay its obligations when due.

     This report on form 10-QSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY(including its negative working capital and negative cash flow), the ability to increase distribution of MEDY's products, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries, and whether the contemplated merger with InfoCure or PracticeWorks occurs as contemplated. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.

Financial Condition. (December 31, 2000 as compared to September 30, 2000) During the three month period ended December 31, 2000, MEDY's net working capital increased $99,600. However, a working capital deficit of $2,461,000 still remains as of December 31, 2000 whereby its current assets were less than its current liabilities. Principal changes in the components of net working capital (W/C) consist of:

                                December 31   September 30       W/C
                                    2000          2000          Effect
                                -----------    -----------    -----------
Cash & Equivalents                  534,300    $   330,800    $   203,500
Trade Receivables                    76,800         43,300         33,500
Inventories                           2,500          2,500           --
Prepaid Expenses & Other              7,600            700          6,900
                                -----------    -----------    -----------
  Total Current Assets              621,200        377,300        243,900
Current maturities of notes
  payable                         2,255,800      2,002,200       (253,600)
Accounts payable                     45,400         66,000         20,600
Accrued expenses                    511,900        599,900         88,000
Deferred Revenue                    269,100        269,800            700
                                -----------    -----------    -----------
  Current liabilities:            3,082,200      2,937,900       (144,300)
                                -----------    -----------    -----------
Working capital                 $(2,461,000)   $(2,560,600)   $    99,600
                                ===========    ===========    ===========


     Cash Used In Operating Activities. For the three month periods ended December 31, 2000 and 1999 cash used in operating activities were $23,600 and 207,000, respectively, for a decrease of $183,400 or 88.6%. The decrease is primarily due to a lower net loss this period over the same period last year. The Company's net loss amounted to $125,400 and $448,400 for three month periods ended December 31, 2000 and 1999, respectively, which includes $247,100 and $282,200 of non-cash charges for depreciation, amortization and stock compensation expense.

     Cash Used In Investing Activities. For the three month periods ended December 31, 2000 and 1999 cash used in investing activities were $0 and $48,000. The decrease is due to reduced software development costs

     Cash Generated in Financing Activities. Offsetting the expenditures of cash used for operating and investing activities during the three months ended December 31, 2000 and 1999, was cash generated from financing activities by borrowings of $250,000 and $500,000, respectively, from InfoCure. For the three months ended December 31, 2000 and 1999, uses of cash for financing activities included $22,900 and $291,400, respectively, for principal payments on debt obligations.

     The Company anticipates continuing negative cash flow from operations during the fiscal year ending September 30, 2001. During fiscal 2000, cash flow deficits were funded by the exercise of employee stock options and loans from InfoCure Corporation. The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional debt or equity, or completing the merger with InfoCure or PracticeWorks. Unless the Company is able to accomplish one or more of the above, it will likely be facing significant working capital shortages continuing through fiscal 2001. Management of the Company does not believe that its existing capital resources are sufficient for the 2001 fiscal year if it is required to repay its debt according to existing maturities. The Company is not currently seeking additional debt or equity capital to augment its working capital position, due to its arrangement with InfoCure described in
ITEM 2., although no assurances can be made as to the success or consummation of a transaction such as the one described with InfoCure.

     The Company will continue its efforts in reducing the size and operating expense of the organization in the form of personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity. In addition, MEDY anticipates that the costs associated with finalizing and completing the announced InfoCure transaction will result in significant general and administrative expenses.

     Also, there are 2,356,837 vested common stock options outstanding as of January 26, 2001, at prices ranging from $1.125 to $4.50 per share. If exercised (which is unlikely at the current price of MEDY common stock), these options would provide additional working capital to MEDY.


     Results of Operations. Beginning in the third quarter of fiscal 1999 and continuing throughout fiscal year 2000 and into the current fiscal year 2001, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow and eventual profitability in the future. In April of 1999, the Company ceased the manufacture of its intra oral camera products at its Englewood, Colorado facility resulting in the termination of ten employees. By September 30, 2000 all impaired inventory was sold through liquidation or fully reserved for through the obsolete inventory reserve account. Currently, inventory is ordered on a "just in time basis" when sales orders are received. The Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

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

Revenues
--------

     Software, Training and Installation sales for the three month periods ended December 31, 2000 and 1999 were $44,100 and $530,100 respectively, for a decrease of $486,000 or 91.7%. Equipment sales for the three month periods ended December 31, 2000 and 1999 were $0 and $173,900, respectively, for a decrease of 100%. Decreased sales for both software, training and installation and decreased equipment sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks. Decreased sales in these categories is also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

     Software Support Services sales for the three month periods ended December 31, 2000 and 1999 were $625,600 and $645,100 respectively, for a decrease of $19,500 or 3.0%. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks.

     MEDY management believes that profit will improve as MEDY's general and administrative expenses are decreased and brought in line with existing and projected revenue. There can be no assurance these positive changes will ever result in an increase in cash flow from MEDY's operations or net income (as compared to MEDY's historical net losses).


Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                                              Three Months Ended               Three Months Ended
                                         ---------------------------        -------------------------
                                         December 31,     Percent of        December 31,     Percent of
                                             2000           Sales               1999           Sales
                                          ---------        --------           --------        -------
Software, training & installation:
Sales                                     $ 44,100           100.0 %          $530,100         100.0 %
Cost of sales                              142,800           323.8 %           169,200          31.9 %
                                          --------          --------          --------         -------
  Gross margin                             (98,700)         (223.8)%          $360,900          68.1 %
                                          ========          ========          ========         =======

Equipment:
Sales                                     $      0               0 %          $173,900         100.0 %
Cost of sales                                    0               0 %           250,700         144.2 %
                                          --------          --------          --------         -------
  Gross margin                            $      0               0 %          $(76,800)        (44.2)%
                                          ========          ========          ========         =======

Support services:
Sales                                     $625,600           100.0 %          $645,100         100.0 %
Cost of sales                              146,500            23.4 %           188,300          29.2 %
                                          --------           -------          --------         -------
  Gross margin                            $479,100            76.6 %          $456,800          70.8 %
                                          ========           =======          ========         =======


Total Sales                               $669,700           100.0 %        $1,349,100         100.0 %
Total Cost of Sales                        289,300            43.2 %           608,200          45.1 %
                                          --------           -------        ----------         -------
Total Gross Margin                         380,400            56.8 %        $  740,900          54.9 %
                                          ========           =======        ==========         =======

Cost of Sales
-------------

     Cost of sales for Software, Training and Installation for the three month periods ended December 31, 2000 and 1999, as a percent of gross Software, Training and Installation sales were 323.8% and 31.9% respectively. The increase in the cost of sales percentage is due mainly to decreased sales. The decrease in sales decreased in much greater proportion than decreases in cost of sale expenditures. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks. $116,800 of the $142,800 cost of sales for the three month period ended December 31, 2000 pertains to non-cash expenditures from the amortization expense of capitalized software.


     Cost of sales for Equipment for the three month periods ended December 31, 2000 and 1999, as a percent of gross Equipment sales were 0% and 144.2% respectively. The decrease in the cost of sales percentages are due to no sales of equipment for the three month period ended December 31, 2000 as compared to some sales of equipment over the same period last year for the same reasons as explained above. The 144.2% cost of sales percentage for the three month period ended December 31, 1999 is due to liquidation sales of inventory at lower than list prices and establishing inventory reserves for obsolete inventory.


     Cost of sales for Software Support for the three month periods ended December 31, 2000 and 1999, as a percent of gross Software Support sales were 23.4% and 29.2% respectively. The decrease in the cost of sales percentage is due to lower cost of sale expenditures due to cost cutting measures.

Selling & Marketing
-------------------

     Selling and marketing expenses for the three month period ended December 31, 2000 totaled $20,200 or 3.0% of sales as compared to $199,900 or 14.8% for three month period ended December 31, 1999. The $179,700 decrease in selling and marketing expenses for the three month period ended December 31, 2000 over the prior period is due to reduction in sales personnel and reduced advertising expenditures.

General & Administrative Expenses
---------------------------------

     General and administrative expenses for the three month period ended December 31, 2000 totaled $440,100 or 65.7% of sales as compared to $877,400 or 65.0% of sales for the three month period ended December 31, 1999. The $437,300 decrease in general & administrative expenses are the results of the implementation of management's cost cutting measures, however, G & A expenses will remain high with the use of professional services necessary to complete the proposed transaction with InfoCure or PracticeWorks.

Stock-based Compensation
------------------------

     Stock-based compensation for the three month periods ended December 31, 2000 and 1999 were $0 and $24,400, respectively. The decrease is due to not granting "in the money" stock options to employees and consultants for the three month period ended December 31, 2000.

Other Income
------------

     Other income for the three month periods ended December 31, 2000 and 1999 were $20,000 and $0, respectively. The increase is due to the recognition of license fees as income.

Interest Income and Expense
---------------------------

     Interest income is a function of current cash invested for the period. Interest income for the three month periods ended December 31, 2000 and 1999 was $4,300 and $2,500 respectively. MEDY does not expect that these amounts will increase significantly.

     Interest expense for the three month periods ended December 31, 2000 and 1999 totaled $69,800 and $90,100 respectively or a decrease of $20,300 or 22.5%. Interest expense includes non-cash charges for amortization of debt discounts and issuance costs. The decrease is primarily attributable to higher non-cash charges during the three month period ended December 31, 1999 as compared to the three month period ended December 31, 2000. We anticipate that interest expense will increase in fiscal 2001 over fiscal 2000 because of larger amounts that have been borrowed by the first quarter of fiscal 2001 over fiscal 2000, as well as additional amounts that we may borrow.

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

     During fiscal year 2000, the holder of the outstanding debentures converted $373,700 of the debentures to common stock, net of discount, resulting in an outstanding principal balance on debentures of $297,400 at the fiscal year ended September 30, 2000. In January 2000 the debenture holder attempted to convert all remaining 1998 debentures but was precluded from doing so due to a contractual restriction preventing Tailwind from converting the debentures or exercising warrants such that at any time it owns more than 4.99% of the Company's outstanding common stock. In satisfaction of previous conversion requests, Tailwind has received 1,880,000 shares (including 317,857 shares issued on conversion in January 2000). Tail Wind continues to hold debentures with a remaining balance of $297,400 which are not convertible and, therefore, are now due on demand. In addition, because of MEDY's contractual inability to permit Tailwind to convert all of the debentures in January 2000, the Company was also required to pay a premium of 15% of the demand note; plus interest at 8% per annum on the outstanding balance of the demand note. This amount of $44,600 is included in accrued expenses as of December 31, 2000

     In the financing, Tail Wind also acquired (and continues to hold) warrants to acquire 150,000 shares of MEDY common stock exercisable at $1.832 per share.

     Both Resonance and Tail Wind are domiciled outside the United States and have represented to MEDY that each is an accredited investor. All securities issued to either Resonance or Tail Wind have been issued pursuant to Regulation D or S under the Securities Act of 1933.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Second Amendment to the Amended and Restated Agreement and Plan of Merger and Reorganization by and among Medical Dynamics, Inc., InfoCure Corporation and CADI Acquisition Corporation.

(b)  Reports on Form 8-K:

     The Company's Current Report on Form 8-K reporting events of:
     October 11, 2000 reporting an event under Item 5-Other Events October 30, 2000 reporting an event under Item 5-Other Events November 30, 2000 reporting an event under Item 5-Other Events


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: February 13, 2001                     By:  /s/  Van A. Horsley
                                               ----------------------------
                                                      Van A. Horsley, President,
                                                      Principal Executive
                                                      Officer, and Principal
                                                      Financial Officer




                                            By:  /s/  Peter Tatar
                                               ----------------------------
                                                      Peter Tatar
                                                      Controller and Principal
                                                      Accounting Officer