Form 10QSB
period 2001-03-31
MEDICAL DYNAMICS INC
filed 2001-05-15
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


Colorado                                                      84-0631765
--------                                                      ------------------
State or other jurisdiction of                                I.R.S. Employer
incorporation or organization                                 Identification No.


400 Inverness Dr. South, Suite 200, Englewood, CO             80112
-------------------------------------------------             --------
Address of principal executive offices                        Zip Code

Registrant's telephone number, including area code: 303-486-5818

Former name, former address and former fiscal year, if changed since last report: 99 Inverness Dr. East, Englewood, CO 80112
        ------------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 15th, 2001 were 13,229,206 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                 3/31/01        9/30/00
                                                    -----------     -----------

CURRENT ASSETS:
  Cash and equivalents                              $   754,600     $   330,800
  Trade receivables, less allowance for
    doubtful accounts of $23,800 and $19,600            156,900          43,300
  Inventories                                             2,500           2,500
  Prepaid expenses and other                             11,200             700
                                                    -----------     -----------
     Total Current Assets                               925,200         377,300
                                                    -----------     -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
    accumulated amortization of $1,555,400
    and $1,321,800
                                                      1,714,600       1,948,200
  Technical support contracts, net of
    accumulated amortization of $1,039,200
    and $890,700
                                                        445,300         593,800
                                                    -----------     -----------
     Total Software Development and Support           2,159,900       2,542,000
                                                    -----------     -----------


PROPERTY AND EQUIPMENT:
  Demonstration equipment                               143,000         143,000
  Machinery and equipment                               606,100         606,100
  Furniture and fixtures                                235,600         235,600
  Leasehold improvements                                 54,500          54,500
                                                    -----------     -----------
                                                      1,039,200       1,039,200
  Less accumulated depreciation and
   Amortization                                        (808,800)       (753,900)
                                                    -----------     -----------
     Property and Equipment, Net                        230,400         285,300
                                                    -----------     -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $268,300 and $225,500              1,007,800       1,050,600
  Non-compete agreement's net of accumulated
   Amortization of $196,700 and $181,700                  2,500          17,500
  Patents and trademarks, net of accumulated
   Amortization of $795,900 and $795,700                  2,800           3,000
  Deposits and other                                     22,000          22,000
                                                    -----------     -----------
     Total Other Assets                               1,035,100       1,093,100
                                                    -----------     -----------
TOTAL ASSETS                                        $ 4,350,600     $ 4,297,700
                                                    ===========     ===========

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      3/31/01         9/30/00
                                                   ------------    ------------

CURRENT LIABILITIES:
  Current maturities of notes payable &
    convertible debentures
                                                   $  2,413,900    $  2,002,200
  Accounts payable                                       48,200          66,000
  Accrued expenses                                      606,800         599,900
  Unearned revenue                                      283,600         269,800
                                                   ------------    ------------
     Total Current Liabilities                        3,352,500       2,937,900
                                                   ------------    ------------

NOTES PAYABLE, net                                       71,900         135,900


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                  --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   13,229,206 and 13,229,206 shares                      13,200          13,200
  Additional paid-in capital                         28,353,200      28,353,200
  Accumulated deficit                               (27,440,200)    (27,142,500)
                                                   ------------    ------------
     Total Stockholders' Equity                         926,200       1,223,900
                                                   ------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $  4,350,600    $  4,297,700
                                                   ============    ============






                 See Notes to Consolidated Financial Statements.

                                            MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Quarter Ended                           Six-months Ended
                                                      March 31                                   March 31
                                        ----------------------------------          ----------------------------------
                                            2001                  2000                  2001                  2000
                                        ------------          ------------          ------------          ------------

NET SALES:
    Software,training &
      installation                      $     23,900          $    187,800          $     68,000          $    717,900
    Equipment                                   --                  44,900                  --                 218,800
    Support services                         603,500               660,700             1,229,100             1,305,800
                                        ------------          ------------          ------------          ------------
                                             627,400               893,400             1,297,100             2,242,500
                                        ------------          ------------          ------------          ------------

COST OF SALES:
    Software,training &
      installation                           142,900               178,000               285,700               347,100
    Equipment                                   --                 105,200                  --                 356,000
    Support services                         150,000               161,600               296,400               350,000
                                        ------------          ------------          ------------          ------------
                                             292,800               444,800               582,100             1,053,100
                                        ------------          ------------          ------------          ------------

GROSS PROFIT                                 334,600               448,600               715,000             1,189,400
                                        ------------          ------------          ------------          ------------

OPERATING EXPENSES:
  Selling & marketing                         34,500               165,900                54,800               365,700
  General & administrative                   409,500               823,300               849,600             1,700,700
  Stock based compensation                      --                    --                    --                  24,400
                                        ------------          ------------          ------------          ------------
  Total operating expenses                   444,000               989,200               904,400             2,090,800
                                        ------------          ------------          ------------          ------------

OPERATING INCOME (LOSS)                     (109,400)             (540,600)             (189,400)             (901,400)

OTHER INCOME (EXPENSE):
  Other income                                  --                   3,800                20,000                 3,800
  Interest income                              9,500                 4,400                13,900                 7,000
  Interest expense                           (72,400)              (92,300)             (142,200)             (182,400)
                                        ------------          ------------          ------------          ------------



NET INCOME (LOSS)                       $   (172,300)         $   (624,700)         $   (297,700)         $ (1,073,000)
                                        ============          ============          ============          ============

Earnings per share                      $      (0.01)         $      (0.05)         $      (0.02)         $      (0.09)
                                        ============          ============          ============          ============

Weighted average number
Of shares outstanding                     13,229,200            12,225,900            13,229,200            12,225,900
                                        ============          ============          ============          ============




                                      See Notes to Consolidated Financial Statements.



                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Six-months Ended March 31
                                                     --------------------------
                                                         2001          2000
                                                     -----------    -----------
Cash Flows From Operating Activities:
  Net Loss                                           $  (297,700)   $(1,073,000)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for compensation
   and other services                                       --           24,400
Depreciation expense                                      54,800         59,600
Amortization of intangible assets                        440,100        447,900
Amortization of debt discount and issuance costs           8,500         69,800
Provision for obsolete & slow moving inventories            --           88,400

Changes in operating assets and liabilities:

   Decrease (increase) in:
    Trade receivable                                    (113,600)       207,900
    Inventories                                             --           55,100
    Prepaid expenses and other assets                    (10,500)        22,200
   Increase (decrease) in:
    Accounts payable                                     (17,800)      (464,900)
    Accrued expenses                                       6,900        (52,800)
    Unearned revenue                                      13,800         (5,000)
                                                     -----------    -----------
  Net cash provided by (used in) operating
     activities                                      $    84,500    $  (620,400)
                                                     -----------    -----------

Cash Flows From Investing Activities:
  Software development costs                                --      $   (68,200)

                                                     -----------    -----------
Net cash used in investing activities                       --      $   (68,200)
                                                     -----------    -----------

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                     Six-months Ended March 31
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------


Cash Flows From Financing Activities:
  Proceeds from borrowings                           $   395,000    $ 1,000,000
  Principal payments related to:
    Notes Payable                                        (55,800)      (298,700)
    Capital lease obligations                               --          (25,200)
  Proceeds from exercise of options of
    common stock                                            --          184,300
                                                     -----------    -----------
Net cash provided by (used in)
 financing activities                                    339,200        860,400
                                                     -----------    -----------

Net Increase/(decrease) in Cash and Equivalents          423,800        171,800
Cash and Equivalents, beginning of period                330,800        180,000
                                                     -----------    -----------
Cash and Equivalents, end of period                  $   754,600    $   351,800
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                             $     7,200    $    24,500
                                                     ===========    ===========

Supplemental Schedule of Non-cash
  Investing and Financing Activities:
 Conversion of debentures to common stock,
    Net of discount                                         --      $   373,700




                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 2000. The results of operations for the period ended March 31, 2001 is not necessarily indicative of operating results for a full year.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At March 31, 2001 MEDY had 2,356,837 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 3,066,837 at March 31, 2001.


NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                                      March 31      September 30
                                                        2001           2000
                                                     --------------------------

Raw materials and replacement parts                  $ 186,700        $ 186,700
Finished goods                                          29,200           29,200
Allowance for obsolescence                            (213,400)        (213,400)
                                                     ---------        ---------
                                                     $   2,500        $   2,500
                                                     =========        =========


Inventory is ordered on a "just in time basis" when sales orders are received.


NOTE 4. UNEARNED REVENUE

     Unearned revenue represents payments received on deferred software support contracts and training fees that have not been earned. The amounts for deferred software support contracts are amortized into revenue on a monthly basis using the straight-line method over the life of the contract. Deferred amounts for training are recognized when the services are performed.

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

     As discussed in Note 2 to the audited financial statements as of September 30, 2000, (see MEDY's form 10-KSB for the year ended September 30, 2000 and the accompanying audited financial statements) the Company has suffered recurring losses and negative cash flows from operations. Recurring losses have continued through the current quarter, which generated a working capital deficit of $2,560,600 at September 30, 2000 and working capital deficit of $2,427,300 at March 31, 2001. Unless the Company can raise additional financing through debt or equity based transactions, or complete the announced transaction with PracticeWorks, Inc., as described below, there is substantial doubt as to the Company's ability to continue as a going concern.

     Management's plans in regard to these matters are described in Item 6 of the September 30, 2000 Form 10-KSB, in Note 2 of the financial statements included in the Form 10KSB, and also in the following paragraphs. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Contemplated Transaction with PracticeWorks. On December 21, 1999 the Company entered into an Agreement and Plan of Merger and Reorganization with InfoCure Corporation (NASDAQ National Market System - INCX) wherein INCX agreed to exchange its shares for 100% of the outstanding common stock of Medical Dynamics. This agreement was subsequently amended on April 10 and June 21, 2000, and then amended and restated on October 11, 2000. The amended and restated merger agreement was further amended on October 30, 2000, December 19, 2000, March 5, 2001, and most recently on April 16, 2001.

     On March 5, 2001, InfoCure spun off its interest in its PracticeWorks subsidiary to the InfoCure shareholders. PracticeWorks then became independent of InfoCure and assumed certain of InfoCure's obligations with respect to the contemplated transaction with Medical Dynamics. As a result, if the shareholders approve the transaction Medical Dynamics will merge into a wholly-owned subsidiary of PracticeWorks, one share of Medical Dynamics common stock will convert to

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


     o    0.017183 shares of PracticeWorks common stock

     o    0.06873 shares of InfoCure common stock and

     o 0.07558 shares of a series of PracticeWorks 6% preferred stock, which will have a liquidation preference of $5.44 per share and which will have certain other rights and preferences.

     Persons holding 100 or fewer shares of Medical Dynamics common stock will receive cash at the rate of $.75 per share. Persons holding options and warrants to acquire Medical Dynamics common stock prior to the merger will be entitled to receive options to acquire PracticeWorks common stock. The merger is subject to approval by Medical Dynamics shareholders at a meeting that Medical Dynamics expects to hold on or about June 12, 2001, pursuant to a proxy statement included as part of a Form S-4 registration statement filed by InfoCure and PracticeWorks on April 30, 2001.

     Since October 28, 1999,InfoCure loaned to Medical Dynamics a total of $1,650,000 at an interest rate of 12%, due at maturity. Unless further extended, this loan is due on December 31, 2001 if the merger does not occur. InfoCure assigned this loan and all loan documents to PracticeWorks. Medical Dynamics has used the proceeds of this loan for working capital. Dr. and Mrs. Adair (principal shareholders and directors of Medical Dynamics) and Daniel Richmond and Chae Kim (directors of Medical Dynamics and Computer Age Dentist) agreed to continue to subordinate their remaining debt (totaling $380,000 including accrued interest) and their security interest in Medical Dynamics's assets and the assets of Computer Age Dentist to the repayment of the amounts due to PracticeWorks.


     Alternatives to the Contemplated PracticeWorks Transaction. There can be no assurances that the transaction with PracticeWorks will be completed as contemplated. The transaction is subject to shareholder approval and other risks associated with complex transactions of this nature. If this transaction is not completed, as described above and in MEDY's annual report on Form 10-KSB for the September 30, 2000 fiscal year, there will be substantial doubt of MEDY's ability to continue its business and pay its obligations when due.

     Forward-Looking Information Disclaimer. This report on form 10-QSB, including the information incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this report using the term "may", "expects to", and other terms denoting future possibilities, are forward looking statements. These statements include, but are not limited to, those statements relating to development of new products, the financial condition of MEDY (including its negative working capital and negative cash flow), the ability to increase distribution of MEDY's products, approval of MEDY's products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries, and whether the contemplated merger with PracticeWorks occurs as contemplated. The accuracy of these statements cannot be guaranteed as they are subject to a variety of risks which are beyond the Company's ability to predict or control and which may cause actual results to differ materially from the projections or estimates contained herein. The business and economic risks faced by MEDY and MEDY's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors as described herein.


Financial Condition.  (March 31, 2001 as compared to September 30, 2000)
-------------------

     During the six-month period ended March 31, 2001, MEDY's net working capital increased $133,300, primarily as a result of a positive cash flow from operations ($84,500 during the period) and financing activities ($339,200 during the period), and no investing activities using cash took place during the period. However, the Company's current assets were significantly less than its current liabilities and, as a result, a working capital deficit of $2,427,300 still remains as of March 31, 2001. Principal changes in the components of net working capital (W/C) consist of:


                                         March 31                September 30                  W/C
                                           2001                      2000                     Effect
                                       ----------------------------------------------------------------

Cash & Equivalents                      $   754,600               $   330,800               $   423,700
Trade Receivables                           156,900                    43,300                   113,600
Inventories                                   2,500                     2,500                      --
Prepaid Expenses & Other                     11,200                       700                    10,500
                                        -----------               -----------               -----------
  Total Current Assets                      925,200                   377,300                   547,900
Current maturities of notes
     payable                              2,413,900                 2,002,200                  (411,700)
Accounts payable                             48,200                    66,000                    17,800
Accrued expenses                            606,800                   599,900                    (6,900)
Deferred Revenue                            283,600                   269,800                   (13,800)
                                        -----------               -----------               -----------
  Current liabilities:                    3,352,500                 2,937,900                  (414,600)
                                        -----------               -----------               -----------
Working capital                         $(2,427,300)              $(2,560,600)              $   133,300
                                        ===========               ===========               ===========


     Cash Provided By (Used In) Operating Activities. For the six-month periods ended March 31, 2001 and 2000, cash provided by operating activities totaled $84,500 and cash used in operating activities totaled $(620,400), respectively, for an increase of $704,900. The increase is primarily due to a decrease in trade receivables (meaning that MEDY collected more receivables than it generated during the period),

     a decrease in accounts payable (meaning that MEDY incurred a lesser amount of accounts payable than it paid), and lower net loss this period over the same period last year.

     Among the steps that MEDY has taken to improve cash flow from operations are achieving a significant reduction in employee compensation expense and entering into an office lease arrangement requiring significantly reduced lease payments, both as described in more detail below. As a result of the significant improvement in cash flow from operating activities and the significant reduction in the scale of the Company's operations as described below, the Company's net loss reduced to $(297,700) during the six-month period ended March 31, 2001, as compared to $(1,073,000) for the comparable six-month period during the previous year. The net losses include $503,400 and $601,700 of non-cash charges for depreciation, amortization and stock compensation expense during the respective periods.


     Cash (Used In) Investing Activities. For the six-month periods ended March 31, 2001, MEDY did not use any cash in investing activities. On the other hand, it did use $(68,200) cash in investing activities during the same period of the previous year.


     Cash Generated in Financing Activities. For the six-month periods ended March 31, 2001 and 2000, cash was generated from financing activities of $395,000 and $1,000,000, respectively. These primarily represented MEDY's borrowings during the periods from InfoCure (which amounts are now owed to PracticeWorks). For the six-month periods ended March 31, 2001 and 2000, uses of cash for financing activities included $55,800 and $298,700, respectively, for principal payments on other (non-InfoCure/PracticeWorks) debt obligations.

     Notwithstanding the positive cash flow from operations during the first six months of the fiscal year ending September 30, 2001, the Company anticipates negative cash flow from operations during the balance of the fiscal year due primarily to the costs associated with completing the transaction with PracticeWorks or the need to find other sources of financing if the transaction with PracticeWorks is not completed.

     During fiscal 2000, cash flow deficits were funded by the exercise of employee stock options and loans from InfoCure . The Company's ability to fund its future operations will be dependent upon achieving profitability, generating positive cash flow from operations or by raising additional financing from debt or equity based transactions, or completing the merger with PracticeWorks.

     Unless the Company is able to accomplish one or more of the above, it will likely be facing significant working capital shortages continuing through fiscal 2001 and may not be able to continue as a going concern. Although management of the Company believes that the available working capital is sufficient for the 2001 fiscal year, it will not be sufficient to meet the Company's obligations during the first quarter of the 2002 fiscal year if it is required to repay its debt according to existing maturities. As discussed above, the Company's $1,650,000 obligation to PracticeWorks is payable on December 31, 2001 unless the merger is completed, and the Company does not currently have funds necessary to pay that obligation.

     The Company is not currently seeking additional debt or equity capital to augment its working capital position, due to its arrangement with PracticeWorks described above, although no assurances can be made as to the success or consummation of the contemplated PracticeWorks transaction, or any other similar transaction.

     The Company will continue its efforts to reduce the size and other expenses for personnel and facilities in order to slow its growth and downsize the operation to such an extent that it can continue to operate off its own internally generated cash flow. No assurance can be given as to the success of such measures or whether they could be accomplished in a time frame that would allow the Company to remain an ongoing entity. In addition, MEDY anticipates that the costs associated with finalizing and completing the announced transaction with PracticeWorks will result in significant general and administrative expenses.

     Also, there are 2,356,837 vested common stock options outstanding as of March 31, 2001, at prices ranging from $1.125 to $4.50 per share. If exercised (which is unlikely at the current price of MEDY common stock), these options would provide additional working capital to MEDY.


     Results of Operations. Beginning in the third quarter of fiscal 1999 and continuing throughout fiscal year 2000 and into the current fiscal year 2001, the Company has made efforts to delete non-profitable operations and reduce expenses as a method of creating positive cash flow. Although these actions have significantly reduced MEDY's operating losses, because of the adverse impact these activities have had on revenues it is not likely that MEDY will be able to achieve profitability in the future unless it significantly decreases expenses and negative cash flow.

     In April of 1999, the Company ceased the manufacture of its intra oral camera products at its Englewood, Colorado facility resulting in the termination of ten employees. By September 30, 2000 all impaired inventory was liquidated or fully reserved for accounting purposes as set forth in the obsolete inventory reserve account.

     During the six months ended March 31, 2001, MEDY did not sell any equipment and does not anticipate making equipment sales in the near future. MEDY, through its wholly-owned subsidiary Computer Age Dentist, Inc., is receiving all of its revenues from software sales, training, installation, and support services. These activities do not require MEDY to maintain any significant levels of inventory, and MEDY does not currently anticipate re-entering any business model which does require it to maintain inventory. In the future, the Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand for installation where equipment sales are made. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

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


Revenues
--------

     Software, Training and Installation sales for the six-month periods ended March 31, 2001 and 2000 were $68,000 and $717,900, respectively, for a decrease of $649,900 or 90.5%. Software, Training and Installation sales for the three-month periods ended March 31, 2001 and 2000 were $23,900 and $187,800 respectively, for a decrease of $163,900 or 87.3%.

     Equipment sales for the six-month periods ended March 31, 2001 and 2000 were $0 and $218,800, respectively, for a decrease of 100%. Equipment sales for the three-month periods ended March 31, 2001 and 2000 were $0 and $44,900, respectively, for a decrease of 100%.

     Decreased sales for both software, training and installation and decreased equipment sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with PracticeWorks. Decreased sales in these categories are also attributable to the closure of operations in Marietta, Georgia in July of 1999 where order fulfillment and installation was coordinated. These operations were significantly downsized with fewer hardware product lines and consolidated into the Company's Los Angeles operation utilizing considerably less personnel and related operating expenses with planned reduced revenues.

     Software Support Services sales for the six-month periods ended March 31, 2001 and 2000 were $1,229,100 and $1,305,800 respectively, for a decrease of $76,700 or 5.9%. Software Support Services sales for the three-month periods ended March 31, 2001 and 2000 were $603,500 and $660,700 respectively, for a decrease of $57,200 or 8.7%. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks.


     Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                                     Six-months Ended                          Six-months Ended
                            ---------------------------------------------------------------------------
                               March               Percent of            March              Percent of
                              31, 2001               Sales              31, 2000               Sales
                            ---------------------------------------------------------------------------

Software,training
   and installation:
Sales                       $    68,000               100.0%           $   717,900               100.0%
Cost of sales                   285,700               420.0%               347,100                48.4%
                            -----------             -------            -----------             -------
  Gross margin              $  (217,700)             (320.0)%          $   370,800                51.6%
                            ===========             =======            ===========             =======

Equipment:
Sales                       $         0                   0%           $   218,800               100.0%
Cost of sales                         0                   0%               356,000               162.7%
                            -----------             -------            -----------             -------
  Gross margin              $         0                   0%           $  (137,200)              (62.7)%
                            ===========             =======            ===========             =======

Support services:
Sales                       $ 1,229,100               100.0%           $ 1,305,800               100.0%
Cost of sales                   296,400                24.1%               350,000                26.8%
                            -----------             -------            -----------             -------
  Gross margin              $   932,700                75.9%           $   955,800                73.2%
                            ===========             =======            ===========             =======


Total Sales                 $ 1,297,100               100.0%           $ 2,242,500               100.0%
Total Cost of Sales             582,100                44.9%             1,053,100                47.0%
                            -----------             -------            -----------             -------
Total Gross Margin          $   715,000                55.1%             1,189,400                53.0%
                            ===========             =======            ===========             =======






                                                Three-months Ended                    Three-months Ended
                                         -------------------------------------------------------------------
                                           March             Percent of           March           Percent of
                                          31, 2001             Sales             31, 2000            Sales
                                         -------------------------------------------------------------------

Software, training & installation:
Sales                                    $  23,900              100.0%          $ 187,800              100.0%
Cost of sales                              142,900              598.0%            178,000               94.7%
                                         ---------            -------           ---------            -------
  Gross margin                           $(119,000)            (498.0)%         $   9,800                5.3%
                                         =========            =======           =========            =======

Equipment:
Sales                                    $       0                  0%          $  44,900              100.0%
Cost of sales                                    0                  0%            105,200              234.3%
                                         ---------            -------           ---------            -------
  Gross margin                           $       0                  0%          $ (60,300)            (134.3)%
                                         =========            =======           =========            =======

Support services:
Sales                                    $ 603,500              100.0%          $ 660,700              100.0%
Cost of sales                              150,000               24.9%            161,600               24.5%
                                         ---------            -------           ---------            -------
  Gross margin                           $ 453,500               75.1%          $ 499,100               75.5%
                                         =========            =======           =========            =======


Total Sales                              $ 627,400              100.0%          $ 893,400              100.0%
Total Cost of Sales                        292,800               46.7%            444,800               49.8%
                                         ---------            -------           ---------            -------
Total Gross Margin                       $ 334,600               53.3%          $ 448,600               50.2%
                                         =========            =======           =========            =======


Cost of Sales
-------------

     Cost of sales for Software, Training and Installation sales for the six-month periods ended March 31, 2001 and 2000 were $285,700 and $347,100, respectively, for a decrease of $61,400 or 17.7%. Cost of sales for Software, Training and Installation sales for the three-month periods ended March 31, 2001 and 2000 were $142,900 and $178,000, respectively, for a decrease of $35,100 or 19.7%. These decreases in the cost of sales are attributable to the significant restructuring in the business of Computer Age Dentist, the termination of a large number of employees and other cost-savings measures instituted.

     The increase in the cost of sales percentages is due mainly to decreased sales. The decrease in sales decreased in much greater proportion than decreases in cost of sale expenditures. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with PracticeWorks. $233,600 of the $347,100 cost of sales for the six-month period ended March 31, 2001 pertains to non-cash expenditures from the amortization expense of capitalized software. $116,800 of the $142,900 cost of sales for the three-month period ended March 31, 2001 also pertains to non-cash expenditures from the amortization expense of capitalized software

     Cost of sales percentages for Equipment sales for the six-month periods ended March 31, 2001 and 2000 were 0% and 162.7%, respectively. Cost of sales percentages for Equipment sales for the three-month periods ended March 31, 2001 and 2000 were 0% and 234.3%, respectively.

     The decreases in the cost of sales percentages are primarily due to no sales of equipment for the six- and three-month periods ended March 31, 2001 as compared to some sales for the same periods last year for similar reasons as explained above. The 162.7% and 234.3% cost of sales percentages for the six and three-month periods ended March 31, 2000 are due to liquidation sales of inventory at lower than list prices and establishing inventory reserves for obsolete inventory.

     Cost of sales for Software Support sales for the six-month periods ended March 31, 2001 and 2000, as a percent of gross Software Support sales were 24.1% and 26.8%, respectively. The decrease in the cost of sales percentage is due to lower cost of sale expenditures due to cost cutting measures. Cost of sales for Software Support for the three-month periods ended March 31, 2001 and 2000, as a percent of gross Software Support sales were 24.9% and 23.9%, respectively. The slight increase in the cost of sales percentages is due to the greater proportional decrease in sales relative to decreases in cost of sales. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with PracticeWorks.


Selling & Marketing
-------------------

     Selling and marketing expenses for the six-month period ended March 31, 2001 totaled $54,800 or 4.2% of sales as compared to $365,700 or 16.3% for six-month period ended March 31, 2000. Selling and marketing expenses for the three-month period ended March 31, 2001 totaled $34,500 or 5.5% of sales as compared to $165,900 or 16.3% for three-month period ended March 31, 2000.

     The $310,900 and $131,400 decreases in selling and marketing expenses for the six and three-month periods ended March 31, 2001 over the comparable prior periods is due to reduction in sales personnel and reduced advertising expenditures.


General & Administrative Expenses
---------------------------------

     General and administrative expenses for the six-month period ended March 31, 2001 totaled $849,600 or 65.5% of sales as compared to $1,700,700 or 75.8%
for six-month period ended March 31, 2000. General and administrative expenses for the three-month period ended March 31, 2001 totaled $409,500 or 65.3% of sales as compared to $823,300 or 92.2% for three-month period ended March 31, 2000.

     The $851,100 and $413,800 decreases in general and administrative expenses for the six and three-month periods ended March 31, 2001 over the comparable prior periods are the results of the implementation of management's cost cutting measures, however, G & A expenses will remain high with the use of professional services necessary to complete the proposed transaction with PracticeWorks.


Stock-based Compensation
------------------------

     Stock-based compensation for the six-month periods ended March 31, 2001 and 2000 were $0 and $24,400, respectively. No stock-based compensation was granted for the three-month periods ended March 31, 2001 and 2000. The decreases are due to not granting "in the money" stock options to employees and consultants.


Other Income
------------

     Other income for the six-month periods ended March 31, 2001 and 2000, were $20,000 and $3,800, respectively. The increase is primarily due to the recognition of license fees as income. Other income for the three-month period ended March 31, 2000 totaled $3,800 due mainly to royalty income.


Interest Income and Expense
---------------------------

     Interest income is a function of current cash invested for the period and interest rates received. Interest income for the six-month periods ended March 31, 2001 and 2000, was $13,900 and $7,000, respectively. Interest income for the three-month periods ended March 31, 2001 and 2000, was $9,500 and $4,400, respectively. MEDY does not expect that these amounts will increase significantly.

     Interest expense for the six-month periods ended March 31, 2001 and 2000 totaled $142,200 and $182,400, respectively, or a decrease of $40,200 or 22.0%. Interest expense for the three-month periods ended March 31, 2001 and 2000 totaled $72,400 and $92,300, respectively, or a decrease of $19,900 or 21.6%.

     Interest expense includes non-cash charges for amortization of debt discounts and issuance costs. The decreases are primarily attributable to higher non-cash charges during the six and three-month periods ended March 31, 2000 as compared to the same periods ended March 31, 2001. We anticipate that interest expense will remain significant because of the large amounts that have been borrowed, as well as additional amounts that we may borrow. In that connection, it should be noted that MEDY's most significant interest expense relates to the $1,650,000 loan now owed to PracticeWorks; MEDY is obligated to pay interest on this loan in a lump sum at maturity date on December 31, 2001, unless the due date is further extended if the merger does not occur. Accrued interest on this loan totaled $206,600 as of March 31, 2001.

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

     Medical Dynamics did not issue any securities during the period covered by this report.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:

                   None.

(b)      Reports on Form 8-K:

     The Company's Current Report on Form 8-K reporting events of:


     March 5, 2001 reporting on event under Item 5-Other Events

     April 16, 2001 reporting on event under Item 5-Other Events




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001               /s/ Van A. Horsley
                                 -----------------------------------------------
                                 Van A. Horsley, President,
                                 Principal Executive Officer, and Principal
                                 Financial Officer




                                 /s/ Peter Tatar
                                 -----------------------------------------------
                                Peter Tatar
                                Controller and Principal Accounting Officer