Form 10QSB
period 2001-06-30
MEDICAL DYNAMICS INC
filed 2001-08-06
CIK 216540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.


COMMISSION FILE NUMBER:  0-8632
                         ------


                             MEDICAL DYNAMICS, INC.
              ----------------------------------------------------
              Exact name of Registrant as specified in its charter


          Colorado                                               84-0631765
------------------------------                                -----------------
State or other jurisdiction of                                 I.R.S. Employer
incorporation or organization                                 Identification No.


400 Inverness Dr. South, Suite 200, Englewood, CO                  80112
-------------------------------------------------                  -----
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

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2001 were 13,229,206 shares, $.001 par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.


                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                            6/30/01       9/30/00
                                               -----------    -----------

CURRENT ASSETS:
  Cash and equivalents                         $   661,600    $   330,800
  Trade receivables, less allowance for
    doubtful accounts of $31,500 and $19,600       230,000         43,300
  Inventories                                        2,500          2,500
  Prepaid expenses and other                        11,200            700
                                               -----------    -----------
     Total Current Assets                          905,300        377,300
                                               -----------    -----------

SOFTWARE DEVELOPMENT AND SUPPORT:
  Software development costs, net of
    accumulated amortization of $1,672,200
    and $1,321,800                               1,597,800      1,948,200
  Technical support contracts, net of
    accumulated amortization of $1,113,400
    and $890,700                                   371,100        593,800
                                               -----------    -----------
     Total Software Development and Support      1,968,900      2,542,000
                                               -----------    -----------

PROPERTY AND EQUIPMENT:
  Demonstration equipment                          143,000        143,000
  Machinery and equipment                          606,100        606,100
  Furniture and fixtures                           235,600        235,600
  Leasehold improvements                            54,500         54,500
                                               -----------    -----------
                                                 1,039,200      1,039,200
  Less accumulated depreciation and
   Amortization                                   (836,200)      (753,900)
                                               -----------    -----------
     Property and Equipment, Net                   203,000        285,300
                                               -----------    -----------

OTHER ASSETS:
  Goodwill, net of accumulated
   Amortization of $289,700 and $225,500           986,300      1,050,600
  Non-compete agreement's net of accumulated
   Amortization of $199,200 and $181,700              --           17,500
  Patents and trademarks, net of accumulated
   Amortization of $796,000 and $795,700             2,700          3,000
  Deposits and other                                13,900         22,000
                                               -----------    -----------
     Total Other Assets                          1,002,900      1,093,100
                                               -----------    -----------
TOTAL ASSETS                                   $ 4,080,100    $ 4,297,700
                                               ===========    ===========


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    6/30/01         9/30/00
                                                 ------------    ------------
CURRENT LIABILITIES:
  Current maturities of notes payable &
   convertible debentures                        $  2,384,700    $  2,002,200
  Accounts payable                                     30,100          66,000
  Accrued expenses                                    648,100         599,900
  Unearned revenue                                    246,800         269,800
                                                 ------------    ------------
     Total Current Liabilities                      3,309,700       2,937,900
                                                 ------------    ------------

NOTES PAYABLE, net                                     66,700         135,900


STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value;
   Authorized 5,000,000 shares; none
   Issued and outstanding                                --              --
  Common stock, $.001 par value; authorized
   30,000,000 shares; issued & outstanding
   13,229,206 and 13,229,206 shares                    13,200          13,200
  Additional paid-in capital                       28,353,200      28,353,200
  Accumulated deficit                             (27,662,700)    (27,142,500)
                                                 ------------    ------------
     Total Stockholders' Equity                       703,700       1,223,900
                                                 ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $  4,080,100    $  4,297,700
                                                 ============    ============


                 See Notes to Consolidated Financial Statements.



                          MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Quarter Ended                  Nine-months Ended
                                        June 30                         June 30
                             ------------------------------------------------------------
                                 2001            2000            2001            2000
                             ------------------------------------------------------------
NET SALES:
    Software,training &
     installation            $     33,600    $     49,000    $    101,600    $    766,900
    Equipment                        --             7,900            --           226,800
    Support services              614,600         665,300       1,843,700       1,971,000
                             ------------    ------------    ------------    ------------
                                  648,200         722,200       1,945,300       2,964,700
                             ------------    ------------    ------------    ------------
COST OF SALES:
    Software,training &
     installation                 143,000         125,600         428,700         472,700
    Equipment                        --            60,400            --           416,300
    Support services              149,200         179,000         445,700         529,000
                             ------------    ------------    ------------    ------------
                                  292,200         365,000         874,400       1,418,000
                             ------------    ------------    ------------    ------------

GROSS PROFIT                      356,000         357,200       1,070,900       1,546,700
                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Selling & marketing              34,600         103,900          89,300         469,700
  General & administrative        477,500         636,600       1,327,100       2,337,300
  Stock based compensation           --              --              --            24,400
                             ------------    ------------    ------------    ------------
  Total operating expenses        512,100         740,500       1,416,400       2,831,400
                             ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)          (156,100)       (383,300)       (345,500)     (1,284,700)

OTHER INCOME (EXPENSE):
  Other income                       --              --            20,000           3,800
  Interest income                   6,400           3,100          20,300          10,100
  Interest expense                (72,800)       (124,600)       (215,000)       (307,100)
                             ------------    ------------    ------------    ------------


NET INCOME (LOSS)            $   (222,500)   $   (504,800)   $   (520,200)   $ (1,577,800)
                             ============    ============    ============    ============
Earnings per share           $      (0.02)   $      (0.04)   $      (0.04)   $      (0.12)
                             ============    ============    ============    ============
Weighted average number
Of shares outstanding          13,229,200      12,720,900      13,229,200      12,720,900
                             ============    ============    ============    ============


                      See Notes to Consolidated Financial Statements.

                                           -4-

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine-months Ended June 30
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
Cash Flows From Operating Activities:
  Net Loss                                          $  (520,200)    $(1,577,800)
  Adjustments to reconcile net loss to
  Net cash used in operating activities:
Common stock options granted for
compensation and other services                            --            24,400
Depreciation expense                                     82,200          89,100
Amortization of intangible assets                       655,200         667,900
Amortization of debt discount and issuance
costs                                                    12,400         117,000
Provision for obsolete & slow moving
inventories                                                --           (31,600)
Changes in operating assets and liabilities:

   Decrease (increase) in:
    Trade receivable                                   (186,700)        226,200
    Inventories                                            --           218,300
    Prepaid expenses and other assets                    (2,400)         22,600
   Increase (decrease) in:
    Accounts payable                                    (35,900)       (525,000)
    Accrued expenses                                     48,200           3,500
    Unearned revenue                                    (23,000)        (69,200)
                                                    -----------     -----------
  Net cash provided by (used in) operating
    activities                                      $    29,800     $  (834,600)
                                                    -----------     -----------

Cash Flows From Investing Activities:
  Software development costs                               --       $   (68,200)

                                                    -----------     -----------
Net cash used in investing activities                      --       $   (68,200)
                                                    -----------     -----------


                 See Notes to Consolidated Financial Statements.

                                                     Nine-months Ended June 30
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
  MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS,
                CONTINUED

Cash Flows From Financing Activities:
  Proceeds from borrowings                           $   395,000    $ 1,300,000
  Principal payments related to:
    Notes Payable                                        (94,000)      (304,700)
    Capital lease obligations                               --          (39,400)
  Proceeds from exercise of options of
    common stock                                            --          184,300
                                                     -----------    -----------
Net cash provided by (used in) financing
activities                                               301,000      1,140,200
                                                     -----------    -----------

Net Increase/(decrease) in Cash and
Equivalents                                              330,800        237,400
Cash and Equivalents, beginning of period                330,800        180,000
                                                     -----------    -----------
Cash and Equivalents, end of period                  $   661,600    $   417,400
                                                     ===========    ===========

Supplemental Disclosures of Cash Flow
   Information:
  Cash paid for interest                             $    10,500    $    24,800
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


                 See Notes to Consolidated Financial Statements.

                     MEDICAL DYNAMICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with Medical Dynamics, Inc.'s (`MEDY' or the `Company') Form 10-KSB for the year ended September 30, 2000. The results of operations for the period ended June 30, 2001 is not necessarily indicative of operating results for a full year.

     The Consolidated Financial Statements and other information furnished herein reflect all adjustments which are, in the opinion of management of MEDY, necessary for a fair presentation of the results of the interim periods covered by this report. Adjustments to the financial statements were of a normal recurring nature.

NOTE 2.  EARNINGS PER SHARE

     Shares issuable under common stock options and warrants were excluded from the computation of fully diluted earnings per share because the effect was anti-dilutive. At June 30, 2001 MEDY had 2,068,837 of vested common stock options and warrants outstanding. Total common stock options and warrants outstanding (including both vested and unvested) were 2,778,837 at June 30, 2001.

NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                                      June 30       September 30
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

     As discussed in Note 2 to the audited financial statements as of September 30, 2000, (see MEDY's form 10-KSB for the year ended September 30, 2000 and the accompanying audited financial statements) the Company has suffered recurring losses and negative cash flows from operations. Recurring losses have continued through the current quarter, which generated a working capital deficit of $2,560,600 at September 30, 2000 and working capital deficit of $2,404,400 at June 30, 2001. Unless the Company can raise additional financing through debt or equity based transactions, or complete the announced transaction with PracticeWorks, Inc., as described below, there is substantial doubt as to the Company's ability to continue as a going concern.

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

Persons holding of record 100 or fewer shares of Medical Dynamics common stock will receive cash at the rate of $.75 per share. Persons holding options and warrants to acquire Medical Dynamics common stock prior to the merger will be entitled to receive options to acquire PracticeWorks common stock. The merger is subject to approval by Medical Dynamics shareholders at a meeting that Medical Dynamics expects to hold on or about June 12, 2001, pursuant to a proxy statement included as part of a Form S-4 registration statement filed by InfoCure and PracticeWorks on April 30, 2001.

     Since October 28, 1999,InfoCure loaned to Medical Dynamics a total of $1,650,000 at an interest rate of 12%, due at maturity. Unless further extended, this loan is due on December 31, 2001 if the merger does not occur. InfoCure assigned this loan and all loan documents to PracticeWorks. Medical Dynamics has used the proceeds of this loan for working capital. Dr. and Mrs. Adair (principal shareholders and directors of Medical Dynamics) and Daniel Richmond and Chae Kim (directors of Medical Dynamics and Computer Age Dentist) agreed to continue to subordinate their remaining debt (totaling $390,000 including accrued interest) and their security interest in Medical Dynamics's assets and the assets of Computer Age Dentist to the repayment of the amounts due to PracticeWorks.

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


Financial Condition.  (June 30, 2001 as compared to September 30, 2000)
-------------------

     During the nine-month period ended June 30, 2001, MEDY's net working capital increased $156,200, primarily as a result of a positive cash flow from operations ($29,800 during the period) and financing activities ($301,000 during the period), and no investing activities using cash took place during the period. However, the Company's current assets were significantly less than its current liabilities and, as a result, a working capital deficit of $2,404,400 still remains as of June 30, 2001. Principal changes in the components of net working capital (W/C) consist of:

                                       June 30     September 30          W/C
                                        2001            2000           Effect
                                    -------------------------------------------
Cash & Equivalents                  $   661,600     $   330,800     $   330,800
Trade Receivables                       230,000          43,300         186,700
Inventories                               2,500           2,500            --
Prepaid Expenses & Other                 11,200             700          10,500
                                    -----------     -----------     -----------
  Total Current Assets                  905,300         377,300         528,000
Current maturities of notes
  payable                             2,384,700       2,002,200        (382,500)
Accounts payable                         30,100          66,000          35,900
Accrued expenses                        648,100         599,900         (48,200)
Deferred Revenue                        246,800         269,800          23,000
                                    -----------     -----------     -----------
  Current liabilities:                3,309,700       2,937,900        (371,800)
                                    -----------     -----------     -----------
Working capital                     $(2,404,400)    $(2,560,600)    $   156,200
                                    ===========     ===========     ===========

     Cash Provided By (Used In) Operating Activities. For the nine-month periods ended June 30, 2001 and 2000, cash provided by operating activities totaled $29,800 and cash used in operating activities totaled $(834,600), respectively, for an increase of $864,400. The increase is primarily due to a decrease in accounts payable (meaning that MEDY incurred a lesser amount of accounts payable than it paid), and lower net loss this period over the same period last year.

     Among the steps that MEDY has taken to improve cash flow from operations are achieving a significant reduction in employee compensation expense and entering into an office lease arrangement requiring significantly reduced lease payments, both as described in more detail below. As a result of the significant improvement in cash flow from operating activities and the significant reduction in the scale of the Company's operations as described below, the Company's net loss reduced to $(520,200) during the nine-month period ended June 30, 2001, as compared to $(1,577,800) for the comparable nine-month period during the previous year. The net losses include $737,400 and $781,400 of non-cash charges for depreciation, amortization and stock compensation expense during the respective periods.

     Cash (Used In) Investing Activities. For the nine-month periods ended June 30, 2001, MEDY did not use any cash in investing activities. On the other hand, it did use $(68,200) cash in investing activities during the same period of the previous year.

     Cash Generated in Financing Activities. For the nine-month periods ended June 30, 2001 and 2000, cash was generated from financing activities of $395,000 and $1,484,300, respectively. These primarily represented MEDY's borrowings during the periods from InfoCure (which amounts are now owed to PracticeWorks). For the nine-month periods ended June 30, 2001 and 2000, uses of cash for financing activities included $94,000 and $344,100, respectively, for principal payments on other (non-InfoCure/PracticeWorks) debt obligations.

     Notwithstanding the positive cash flow from operations during the first nine months of the fiscal year ending September 30, 2001, the Company anticipates negative cash flow from operations during the balance of the fiscal year due primarily to the costs associated with completing the transaction with PracticeWorks or the need to find other sources of financing if the transaction with PracticeWorks is not completed.

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

     Also, there are 2,068,837 vested common stock options outstanding as of June 30, 2001, at prices ranging from $1.125 to $4.50 per share. If exercised (which is unlikely at the current price of MEDY common stock), these options would provide additional working capital to MEDY.

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

     During the nine months ended June 30, 2001, MEDY did not sell any equipment and does not anticipate making equipment sales in the near future. MEDY, through its wholly-owned subsidiary Computer Age Dentist, Inc., is receiving all of its revenues from software sales, training, installation, and support services. These activities do not require MEDY to maintain any significant levels of inventory, and MEDY does not currently anticipate re-entering any business model which does require it to maintain inventory. In the future, the Company intends to purchase third party products from other vendors as opposed to manufacturing its own brand for installation where equipment sales are made. Gross Margins resulting from the sale of third party products are expected to be similar, if not higher, than the Company was able to generate from its own manufacturing capability, although no assurance of that fact can be given.

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


Revenues
--------

     Software, Training and Installation sales for the nine-month periods ended June 30, 2001 and 2000 were $101,600 and $766,900, respectively, for a decrease of $665,300 or 86.8%. Software, Training and Installation sales for the three-month periods ended June 30, 2001 and 2000 were $33,600 and $49,000 respectively, for a decrease of $15,400 or 31.4%.

     Equipment sales for the nine-month periods ended June 30, 2001 and 2000 were $0 and $226,800, respectively, for a decrease of 100%. Equipment sales for the three-month periods ended June 30, 2001 and 2000 were $0 and $7,900, respectively, for a decrease of 100%.

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

     Software Support Services sales for the nine-month periods ended June 30, 2001 and 2000 were $1,843,700 and $1,971,000 respectively, for a decrease of $127,300 or 6.4%. Software Support Services sales for the three-month periods ended June 30, 2001 and 2000 were $614,600 and $665,300 respectively, for a decrease of $50,700 or 10.3%. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with InfoCure or PracticeWorks.



     Please refer to the schedules below for a summary of revenues, cost of sales, and gross margins.

                               Nine-months Ended         Nine-months Ended
                         ---------------------------------------------------
                             June        Percent       June         Percent
                           30, 2001      of Sales    30, 2000       of Sales
                         ---------------------------------------------------
Software,training
 and installation:
Sales                    $   101,600       100.0%   $   766,900       100.0%
Cost of sales                428,700       422.0%       472,700        61.6%
                         -----------     -------    -----------     -------
  Gross margin           $  (327,100)     (422.0)%  $   294,200        38.4%
                         ===========     =======    ===========     =======

Equipment:
Sales                    $         0         0%     $   226,800       100.0%
Cost of sales                      0         0%         416,300       184.0%
                         -----------     -------    -----------     -------
  Gross margin           $         0         0%     $  (189,500)      (84.0)%
                         ===========     =======    ===========     =======

Support services:
Sales                    $ 1,843,700       100.0%   $ 1,971,100       100.0%
Cost of sales                445,700        24.2%       529,000        26.8%
                         -----------     -------    -----------     -------
  Gross margin           $ 1,398,000        75.8%   $ 1,442,100        73.2%
                         ===========     =======    ===========     =======


Total Sales              $ 1,945,300       100.0%   $ 2,964,700       100.0%
Total Cost of Sales          874,400        44.9%     1,418,000        47.8%
                         -----------     -------    -----------     -------
Total Gross Margin       $ 1,070,900        55.1%   $ 1,546,700        52.2%
                         ===========     =======    ===========     =======

                                     Three-months Ended     Three-months Ended
                                   -------------------------------------------
                                      June       Percent     June      Percent
                                    30, 2001     of Sales  30, 2000    of Sales
                                   -------------------------------------------

Software, training & installation:
Sales                              $  33,600      100.0%  $  49,000      100.0%
Cost of sales                        143,000      425.6%    125,600      256.3%
                                   ---------    -------   ---------    -------
  Gross margin                     $(109,400)    (325.6)% $ (76,600)    (156.3)%
                                   =========    =======   =========    =======

Equipment:
Sales                              $       0        0  %  $   7,900      100.0%
Cost of sales                              0        0  %     60,400      764.6%
                                   ---------    -------   ---------    -------
  Gross margin                     $       0        0  %  $ (52,500)    (664.6)%
                                   =========    =======   =========    =======

Support services:
Sales                              $ 614,600      100.0%  $ 665,300      100.0%
Cost of sales                        149,200       24.3%    179,000       26.9%
                                   ---------    -------   ---------    -------
  Gross margin                     $ 465,400       75.7%  $ 486,300       73.1%
                                   =========    =======   =========    =======


Total Sales                        $ 648,200      100.0%  $ 722,200      100.0%
Total Cost of Sales                  292,200       45.1%    365,000       50.5%
                                   ---------    -------   ---------    -------
Total Gross Margin                 $ 356,000       54.9%  $ 357,200       49.5%
                                   =========    =======   =========    =======


Cost of Sales
-------------

     Cost of sales for Software, Training and Installation sales for the nine-month periods ended June 30, 2001 and 2000 were $428,700 and $472,700, respectively, for a decrease of $44,000 or 9.3%. Cost of sales for Software, Training and Installation sales for the three-month periods ended June 30, 2001 and 2000 were $143,000 and $125,600, respectively, for an increase of $17,400 or 13.8%. The decrease in the cost of sales for the nine-month period ended June 30, 2001 as compared to the same period last year are attributable to the significant restructuring in the business of Computer Age Dentist, the termination of a large number of employees and other cost-savings measures instituted.

     The increase in the cost of sales percentages is due mainly to decreased sales. The decrease in sales decreased in much greater proportion than decreases in cost of sale expenditures. Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with PracticeWorks. $350,400 of the $428,700 cost of sales for the nine-month period ended June 30, 2001 pertains to non-cash expenditures from the amortization expense of capitalized software. $116,800 of the $143,000 cost of sales for the three-month period ended June 30, 2001 also pertains to non-cash expenditures from the amortization expense of capitalized software

     Cost of sales percentages for Equipment sales for the nine-month periods ended June 30, 2001 and 2000 were 0% and 184.0%, respectively. Cost of sales percentages for Equipment sales for the three-month periods ended June 30, 2001 and 2000 were 0% and 764.6%, respectively.

     The decreases in the cost of sales percentages are due to no sales of equipment for the nine and three-month periods ended June 30, 2001 as compared to some sales for the same periods last year for similar reasons as explained above. The 184.0% and 764.6% cost of sales percentages for the nine and three-month periods ended March 31, 2000 are due to liquidation sales of inventory at lower than list prices and establishing inventory reserves for obsolete inventory.

     Cost of sales for Software Support sales for the nine-month periods ended March 31, 2001 and 2000, as a percent of gross Software Support sales were 24.2% and 26.8%, respectively. Cost of sales for Software Support for the three-month periods ended June 30, 2001 and 2000, as a percent of gross Software Support sales were 24.3% and 26.9%, respectively. The decreases in the cost of sales percentages are due to lower cost of sale expenditures due to cost cutting measures.

Decreased sales are attributable to reductions to the Company's sales force and a de-emphasis on marketing the CADI brand of software in anticipation of MEDY's merger with PracticeWorks.


Selling & Marketing
-------------------

     Selling and marketing expenses for the nine-month period ended June 30, 2001 totaled $89,300 or 4.6% of sales as compared to $469,700 or 15.8% for nine-month period ended June 30, 2000. Selling and marketing expenses for the three-month period ended June 30, 2001 totaled $34,600 or 5.3% of sales as compared to $103,900 or 14.4% for three-month period ended June 30, 2000.

     The $380,400 and $69,300 decreases in selling and marketing expenses for the nine and three-month periods ended June 30, 2001 over the comparable prior periods is due to reduction in sales personnel and reduced advertising expenditures.

General & Administrative Expenses
---------------------------------

     General and administrative expenses for the nine-month period ended June 30, 2001 totaled $1,327,100 or 68.2% of sales as compared to $2,337,300 or 78.8%
for nine-month period ended June 30, 2000. General and administrative expenses for the three-month period ended June 30, 2001 totaled $477,500 or 73.6% of sales as compared to $636,600 or 88.1% for three-month period ended June 30, 2000.

     The $1,010,200 and $159,100 decreases in general and administrative expenses for the nine and three-month periods ended June 30, 2001 over the comparable prior periods are the results of the implementation of management's cost cutting measures, however, G & A expenses will remain high with the use of professional services necessary to complete the proposed transaction with PracticeWorks.

Stock-based Compensation
------------------------

     Stock-based compensation for the nine-month periods ended March 31, 2001 and 2000 were $0 and $24,400, respectively. No stock-based compensation was granted for the three-month periods ended June 30, 2001 and 2000. The decreases are due to not granting "in the money" stock options to employees and consultants.

Other Income
------------

     Other income for the nine-month periods ended June 30, 2001 and 2000, were $20,000 and $3,800, respectively. The increase is primarily due to the recognition of license fees as income.

Interest Income and Expense
---------------------------

     Interest income is a function of current cash invested for the period and interest rates received. Interest income for the nine-month periods ended June 30, 2001 and 2000, was $20,300 and $10,100, respectively. Interest income for the three-month periods ended June 30, 2001 and 2000, was $6,400 and $3,100, respectively. MEDY does not expect that these amounts will increase significantly.

     Interest expense for the nine-month periods ended June 30, 2001 and 2000 totaled $215,000 and $307,100, respectively, or a decrease of $92,100 or 30.0%. Interest expense for the three-month periods ended June 30, 2001 and 2000 totaled $72,800 and $124,600, respectively, or a decrease of $51,800 or 41.6%.

     Interest expense includes non-cash charges for amortization of debt discounts and issuance costs. The decreases are primarily attributable to higher non-cash charges during the nine and three-month periods ended June 30, 2000 as compared to the same periods ended June 30, 2001. We anticipate that interest expense will remain significant because of the large amounts that have been borrowed, as well as additional amounts that we may borrow. In that connection, it should be noted that MEDY's most significant interest expense relates to the $1,650,000 loan now owed to PracticeWorks; MEDY is obligated to pay interest on this loan in a lump sum at maturity date on December 31, 2001, unless the due date is further extended if the merger does not occur. Accrued interest on this loan totaled $256,600 as of June 30, 2001.

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

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

          The Company's Current Report on Form 8-K reporting events of:


          Current report on Form 8-K dated April 16, 2001 (filed April 19, 2001) reporting an event under Item 5.

          Current report on Form 8-K dated May 30, 2001 (filed June 8, 2001) reporting an event under Item 5.

          Current report on Form 8-K dated July 13, 2001 (filed July 16, 2001) reporting an event under Item 5.

                                   Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 6, 2001                        /s/  Van A. Horsley
                                            ----------------------------
                                                 Van A. Horsley, President,
                                                 Principal Executive Officer,
                                                 and Principal Financial Officer




                                            /s/  Peter Tatar
                                            ----------------------------
                                                 Peter Tatar
                                                 Controller and
                                                 Principal Accounting Officer